Form 10-K
period 1997-06-27
GFSI INC
filed 1997-09-12
CIK 1036327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                           SPECIAL FINANCIAL REPORT*

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 27, 1997

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  333-24189

                                   GFSI, INC.
               (Exact Name of Registrant as Specified in Charter)

            DELAWARE                                      74-2810748
-------------------------------                -------------------------------
State or Other Jurisdiction of                         I.R.S. Employer
Incorporation or Organization                       Identification Number

                             9700 Commerce Parkway
                               Lenexa, KS  66219
             (Address of Principal Executive Offices and Zip Code)

                                 (913) 888-0445
              (Registrant's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 1997 was $0.

On September 1, 1997, there were 10,000 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

____________________
* This Special Financial Report is filed pursuant to Rule 15d-2 and contains only the Management Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for GFSI, Inc. for the fiscal year ended June 27, 1997.

                                 EXPLANATORY NOTE

In July 1997, GFSI, Inc., (the "Company"), consummated the registration of $125 million of its 9.625% Series B Subordinated Notes (the "Senior Subordinated Notes") due 2007. The registration statement (Registration No. 333-24189) relating to such offering (the "GFSI Registration Statement") was declared effective by the Securities and Exchange Commission (the "Commission") on July 24, 1997.

Rule 15d-2 under the Securities Exchange Act of 1934 provides generally that, if a registrant files a registration statement under the Securities Act of 1933 which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full fiscal year), then the registrant shall, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for such last full fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for annual reports of the registrant.

The GFSI Registration Statement included the unaudited financial statements of GFSI, Inc. as of March 28, 1997. However, the GFSI Registration Statement did not contain certified financial statements of the Company for the fiscal year ended June 27, 1997. Therefore, as required by Rule 15d-2, such financial statements are being filed with the Commission under cover of the facing page of an Annual Report on Form 10-K.


                                 PART II

                                                                           Page
                                                                           ----
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    3


                                 PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.

  GFSI, Inc. (formerly Winning Ways, Inc.)--Historical Financial
    Statements:

                                                                           Page
                                                                           ----
    Independent Auditors' Report.........................................  F - 1

    Independent Auditors' Report - Predecessor...........................  F - 2

    Balance Sheets--June 30, 1996 and June 27, 1997......................  F - 3

    Statements of Income--Years Ended June 30, 1995 and 1996 and
      June 27, 1997......................................................  F - 4

    Statements of Changes in Stockholders' Equity--Years Ended
      June 30, 1995 and 1996 and June 27, 1997...........................  F - 5

    Statements of Cash Flows--Years Ended June 30, 1995 and 1996
      and June 27, 1997..................................................  F - 6

    Notes to Financial Statements........................................  F - 7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K.
        Not applicable to this filing.

(C)  Exhibits
        (27)  Financial data schedule.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussions set forth within may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. Factors that could cause the Company's actual results in future periods to differ materially include, but are not limited to, those which may be discussed herein, as well as those discussed or identified from time to time in the Company's filings with the Commission.


OVERVIEW

  The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports leagues and teams. The Company, which was founded in 1974, custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage. The Company markets its products to over 13,000 active customer accounts through its well-established and diversified distribution channels, rather than through the price sensitive mass merchandise, discount and department store distribution channels.

  On February 27, 1997, GFSI Holdings, Inc. ("Holdings") acquired all of the issued and outstanding capital stock of Winning Ways, Inc. ("Winning Ways") and immediately thereafter merged Winning Ways with and into the Company, with the Company as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of equity contributions. See Note 1 - Recapitalization Transactions, included in the GFSI, Inc. Notes to Financial Statements, for further information.

  EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Statements of Cash Flows of the Company and the related Notes to the Financial Statements included herein for further information.


SALES DIVISIONS

  The Company markets its products, which include custom designed fleecewear, jackets, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage, through four sales divisions.

 . The Resort Division (36.5% of fiscal 1997 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.

 . The Corporate Division (30.6% of fiscal 1997 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.

 . The College Bookstore Division (20.8% of fiscal 1997 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.

 .  The Sports Specialty Division (5.8% of fiscal 1997 net sales), established in
   1994, has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, Major League Baseball ("MLB"), the National Basketball Association ("NBA"), the National Hockey League ("NHL"), NASCAR and The Breeder's Cup.

  THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                                             Fiscal Year Ended
                                          ------------------------------------------------------
                                           June 30, 1995      JUNE 30, 1996      JUNE 27, 1997
                                          ----------------   ----------------   ----------------
Resort..................................  $ 60,047   40.5%   $ 67,739   40.0%   $ 66,906   36.5%

Corporate...............................    38,316   25.9%     47,167   27.9%     56,179   30.6%

Bookstore...............................    37,823   25.5%     37,733   22.3%     38,053   20.8%

Sports Specialty........................     3,154    2.1%      6,342    3.7%     10,678    5.8%

Other...................................     8,856    6.0%     10,340    6.1%     11,482    6.3%
                                          --------            --------          --------

Total...................................  $148,196            $169,321          $183,298
                                          ========            ========          ========

RESULTS OF OPERATIONS

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1995, 1996 and 1997:

                                                     Fiscal Year Ended
                                              ------------------------------
                                              June 30,   June 30,   June 27,
                                                1995       1996       1997
                                              --------   --------   --------
Net sales...................................   100.0%     100.0%     100.0%

Gross profit................................    42.7       42.5       44.0

EBITDA......................................    21.4       21.3       21.3

Operating income............................    19.5       19.4       19.6

 FISCAL YEAR ENDED JUNE 27, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

  Net Sales.   Net sales for fiscal 1997 increased 8.3% to $183.3 million from
$169.3 million in fiscal 1996. The increase in net sales primarily reflects increases in net sales at the Company's Corporate and Sports Specialty divisions of 19.1%, and 68.4%, respectively, and was partially offset by a slight decrease in net sales at the Resort division. These increases were driven primarily by volume increases due to continued account expansion and the introduction of new product lines through each distribution channel.

  Gross Profit.   Gross profit for fiscal 1997 increased 12.1% to $80.7 million from $72.0 million in fiscal 1996, primarily as a result of the net sales increase described above. Gross profit as a percentage of net sales increased to 44.0% in fiscal 1997, from 42.5% in fiscal 1996. The increase in margin reflects a decrease in the cost of materials sold, as a percentage of net sales, from 50.0% in fiscal 1996 to 48.4% in fiscal 1997. These changes were driven primarily by growth in the Corporate division, which focuses on higher margin, production intensive embroidered products.

  Operating Expenses.   Operating expenses for fiscal 1997 increased 14.3% to
$44.8 million from $39.2 million in fiscal 1996 due primarily to increased sales and staffing levels. Operating expenses as a percentage of net sales increased to 24.4% for fiscal 1997, from 23.1% in fiscal 1996. The increase in operating expenses, as a percentage of net sales, is primarily due to an increase in non-recurring MIS consulting charges associated with the installation of the Company's new MIS system which increased from $625,000 in fiscal 1996 to $2.2 million in fiscal 1997.

  EBITDA.   EBITDA for fiscal 1997 increased 8.6% to $39.1 million from $36.0 million in fiscal 1996, primarily as a result of the net sales and related gross profit increase described above. EBITDA as a percentage of net sales remained consistent at 21.3% in fiscal 1997 and 21.3% in fiscal 1996. The consistent margin level reflects the change in gross profit described above offset by an increase in selling and general and administrative expenses.

  Operating Income.   Operating income for fiscal 1997 increased 9.5% to $35.9
million from $32.8 million in fiscal 1996, primarily as a result of the net sales increase described above. Operating income as a percentage of net sales increased to 19.6% in fiscal 1997, from 19.4% in fiscal 1996. This increase in operating income reflects the change in EBITDA described above.

  Other Income (Expense).   Other expense for fiscal 1997 increased 207.7% to
$8.0 million from $2.6 million in fiscal 1996, primarily as a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes and borrowings of $68.0 million under the Company's credit facility (the "New Credit Agreement"). The effect of derivative financial instruments serve to minimize unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

  Income Taxes.   An income tax provision of $1.8 million was recorded for
fiscal 1997 due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes. The effect of the change in income tax reporting status from an S-Corporation to a C-Corporation was $1.0 million and an additional $800,000 of the income tax provision was related to operations, subsequent to the change in tax status.

  Extraordinary Item.   The Company recognized an extraordinary loss for fiscal
1997 of $2.5 million ($1.5 million on an after-tax basis) which consisted of a penalty incurred in the prepayment of the Company's mortgage and a write-off of previously capitalized deferred financing costs.

  Net Income.   Net income for fiscal 1997 was $24.6 million compared to $30.2 million in fiscal 1996. The decrease in net income is primarily the result of interest expense, income taxes, and the extraordinary item, as mentioned above.


 FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

  Net Sales.   Net sales for fiscal 1996 increased 14.2% to $169.3 million from
$148.2 million in fiscal 1995. The increase in net sales primarily reflects sales increases in the Resort, Corporate and Sport Specialty divisions of 12.8%, 23.1% and 101.1%, respectively, and was offset in part by a slight decrease in net sales in the College Bookstore division. These increases were primarily driven by unit volume increases resulting from account expansion, further penetration of existing accounts and certain new product introductions.

  Gross Profit.   Gross profit for fiscal 1996 increased 13.7% to $72.0 million from $63.3 million in fiscal 1995 primarily as a result of the net sales increase described above. Gross profit as a percentage of net sales decreased slightly to 42.5% in fiscal 1996 from 42.7% in fiscal 1995. This moderate decline in margin reflects slight increases in the cost of materials sold, as a percentage of net sales, from 49.9% in fiscal 1995 to 50.0% in fiscal 1996 and the cost of production, as a percentage of net sales, from 7.4% in fiscal 1995 to 7.5% in fiscal 1996. These slight changes reflect a relatively consistent product mix from fiscal 1995 to fiscal 1996.

  Operating Expenses.   Operating expenses for fiscal 1996 increased 14.0% to
$39.2 million from $34.4 million in fiscal 1995. Since certain of these costs are fixed in nature, operating expenses as percentage of net sales decreased to 23.1% for fiscal 1996, from 23.2% for fiscal 1995.

  EBITDA.   EBITDA for fiscal 1996 increased 13.2% to $36.0 million from $31.8 million in fiscal 1995 primarily as a result of the net sales increase described above. EBITDA as a percentage of net sales decreased slightly to 21.3% in fiscal 1996 from 21.4% in fiscal 1995. This moderate decline in margin reflects the change in gross profit described above and increased operating expenses, which included $625,000 of non-recurring MIS consulting charges associated with the installation of the Company's new MIS system.

  Operating Income.   Operating income for fiscal 1996 increased 13.5% to $32.8
million from $28.9 million in fiscal 1995 primarily as a result of the net sales increase described above. Operating income as a percentage of net sales decreased slightly to 19.4% in fiscal 1996 from 19.5% in fiscal 1995. This moderate decline in margin reflects the change in EBITDA described above.

  Other Income (Expense).   Other expense for fiscal 1996 decreased 3.7% to $2.6
million from $2.7 million in fiscal 1995. The decrease in expense reflects a 4% increase in interest expense from $2.5 million in fiscal 1995 to $2.6 million in fiscal 1996 offset by gains on disposals of fixed assets in fiscal 1996 as opposed to losses on disposals of fixed assets in fiscal 1995. The effect of derivative financial instruments serve to minimize savings in interest rates on floating rate debt. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

  Income Taxes.   Due to the Company's tax status during the period as an S-
Corporation under provisions of the Internal Revenue Code, no corporate income taxes were recorded as the shareholders were taxed individually on the Company's taxable income.

  Net Income.   Net income for fiscal 1996 increased 15.3% to $30.2 million from
$26.2 million in fiscal 1995, primarily as a result of the increase in net operating results described above.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities in fiscal 1997, 1996 and 1995 was $26.5 million, $34.0 million and $23.9 million, respectively. Changes in working capital resulted in cash sources (uses) of $(3.6) million, $0.9 million and $(4.8) million in fiscal 1997, 1996 and 1995, respectively. The decrease in cash provided by operating activities in fiscal 1997 from fiscal 1996 resulted from a decrease in net income, as previously discussed, in addition to increased inventory levels. The increase in cash provided by operating activities in fiscal 1996 from fiscal 1995 resulted from increases in net income and accounts payable and accrued expenses, coupled with a decrease in inventories which were offset by an increase in accounts receivable.

  Cash provided by investing activities for fiscal 1997 was $3.6 million compared to cash used of $2.5 million and $4.3 million for fiscal 1996 and 1995, respectively. The decrease in cash used was a result of cash value of life insurance policy proceeds received of $5.3 million, in addition to proceeds from the sale of the corporate aircraft to a shareholder of the Company for its fair value of approximately $900,000. Capital expenditures in fiscal 1995 were $5.0 million and related to the $1.6 million purchase of a corporate aircraft from a non-affiliate of the Company. These expenditures were therefore in excess of the Company's normal capital expenditure requirements.

  Cash used in financing activities for fiscal 1997 was $29.2 million compared to cash used of $31.5 million and $19.7 million for fiscal 1996 and fiscal 1995, respectively. The cash used in financing activities for fiscal 1997 resulted from the cash used to complete the recapitalization transactions as previously described net of new borrowings under the New Credit Agreement.
Cash used in financing activities in fiscal 1996 and 1995 was primarily used to make Subchapter S distributions to the Company's stockholders and scheduled loan principal payments.

  The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. The Company has no material capital commitments over the next twelve months. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which $3 million was borrowed as of June 27, 1997 and approximately $29.8 million was utilized for outstanding commercial and stand-by letters of credit).

  The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on subordinated notes issued by Holdings (the "Holdings Subordinated Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $25.0 million of Holdings Subordinated Notes. The annual cash flow requirements to service Holdings Subordinated Notes is $3 million (principal due in balloon payment in 2008). Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends will total $3.2 million annually. Holdings Preferred Stock may be redeemed at stated value ($27.0 million) plus accrued dividends with mandatory redemption in 2009.

  The Company monitors market risk with respect to the derivative instruments entered into by the Company, including the value of such instruments, by regularly consulting with its senior financial managers. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. Accordingly, any reasonably likely change in the level of the underlying rate, price or index would not be likely to have either a favorable or adverse impact on the Company's business, operations or financial condition, including with respect to interest expense.



NEW ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards (''SFAS'') No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,'' was implemented on July 1, 1996. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

  SFAS No. 128, ''Earnings per Share,'' was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. This Statement is effective for the Company's fiscal 1998 financial statements, including interim periods; earlier application is not permitted. The Company does not expect the implementation of this Statement to have a material impact on the Company's financial statements.

  SFAS No. 130, ''Reporting Comprehensive Income,'' was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for the Company's fiscal 1998 financial statements. The Company does not expect the implementation of this Statement to have a material impact on its financial position or results of operations.

  SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information,'' was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for the Company's fiscal 1998 financial statements. The Company does not expect the implementation of the disclosure requirements of this Statement to have a material impact on the Company's financial statements.


SEASONALITY AND INFLATION

  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 1997, net sales of the Company during the first half and second half of the fiscal year were approximately 57% and 43%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 1997.


                               GFSI, INC.


                               By:  /s/  JOHN L. MENGHINI
                                  ----------------------------------------------
                               John L. Menghini
                               President, Chief Operating Officer and a Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 12, 1997.

           SIGNATURES                                         TITLE
           ----------                                         -----
     /s/  ROBERT M. WOLFF              Chairman and a Director
---------------------------------
          ROBERT M. WOLFF


     /s/  JOHN L. MENGHINI             President, Chief Operating Officer and a Director
---------------------------------      (Principal Executive Officer)
          JOHN L. MENGHINI


     /s/  ROBERT G. SHAW               Senior Vice President, Finance and a Director
---------------------------------      (Principal Financial and Accounting Officer)
          ROBERT G. SHAW


     /s/  LARRY D. GRAVEEL             Senior Vice President, Merchandising and a Director
---------------------------------
          LARRY D. GRAVEEL


     /s/  A. RICHARD CAPUTO, JR.       Director
---------------------------------
          A. RICHARD CAPUTO, JR.


     /s/  JOHN W. JORDAN II            Director
---------------------------------
          JOHN W. JORDAN II


     /s/  DAVID W. ZALAZNICK           Director
---------------------------------
          DAVID W. ZALAZNICK

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI, Inc. (formerly Winning Ways, Inc.)
Lenexa, Kansas

  We have audited the accompanying balance sheets of GFSI, Inc. (formerly Winning Ways, Inc.) (the ''Company'') as of June 27, 1997 and June 30, 1996, and the related statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 1997 and June 30, 1996, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with generally accepted accounting principles.

  As described in Note 1 to the financial statements, the Company completed recapitalization transactions on February 27, 1997 which included the merger of Winning Ways, Inc. with and into GFSI, Inc. with GFSI, Inc. as the surviving entity.


Deloitte & Touche LLP

Kansas City, Missouri
August 22, 1997

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Winning Ways, Inc.
Lenexa, Kansas

  We have audited the accompanying statements of income, stockholders' equity and cash flows of Winning Ways, Inc. ("Winning Ways") for the year ended June 30, 1995. These financial statements are the responsibility of Winning Ways' management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 1995 in conformity with generally accepted accounting principles.


Donnelly Meiners Jordan Kline

Kansas City, Missouri
July 26, 1996

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                                 BALANCE SHEETS

                                                               JUNE 30,       JUNE 27,
                                                                 1996           1997
                                                             -----------    -------------
                          ASSETS
Current assets:

  Cash and cash equivalents..............................    $  139,977     $   1,116,512

  Accounts receivable, net of allowance for doubtful
   accounts of $472,092 and $579,093 at June 30, 1996
   and June 27, 1997.....................................    22,583,452        23,687,404

  Inventories, net.......................................    27,782,953        37,561,766

  Deferred income taxes..................................            --           926,606

  Prepaid expenses and other current assets..............       802,311         1,286,646
                                                            -----------     -------------
     Total current assets................................    51,308,693        64,578,934

Property, plant and equipment, net.......................    23,038,589        21,547,857


Other assets:

  Deferred financing costs, net of accumulated
   amortization of $51,459 and $383,527 at June 30,
   1996  and June 27, 1997...............................        88,883         9,660,807

  Cash value of life insurance, net of related policy
   loans of $90,117 at June 30, 1996.....................     4,267,871                --

  Other..................................................         7,269             3,995
                                                            -----------     -------------
                                                              4,364,023         9,664,802
                                                            -----------     -------------
        Total assets.....................................   $78,711,305     $  95,791,593
                                                            ===========     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Short-term borrowings..................................   $ 7,000,000     $          --

  Accounts payable.......................................     9,667,536        12,199,032

  Accrued interest expense...............................        22,908         4,235,949

  Accrued expenses.......................................     5,266,090         5,543,206

  Income taxes payable...................................            --           337,750

  Current portion of long-term debt......................     1,658,160         3,375,000
                                                            -----------     -------------
     Total current liabilities...........................    23,614,694        25,690,937


Deferred income taxes....................................            --         1,436,243

Revolving credit agreement...............................            --         3,000,000

Long-term debt, less current portion.....................    20,617,878       186,625,000

Other long-term obligations..............................            --           450,000

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):

  Winning Ways, Inc. Common Stock, $.10 par value,
   2,000,000 shares authorized, 1,491,000 shares
   issued at June 30, 1996...............................       149,100                --

  GFSI, Inc. Common Stock, $.01 par value, 10,000 shares
   authorized, 10,000 shares issued and outstanding at
   June 27, 1997.........................................            --               100

  Additional paid-in capital.............................     1,585,691        49,938,863

  Retained earnings (accumulated deficit)................    35,045,220      (171,349,550)
                                                            -----------     -------------
                                                             36,780,011      (121,410,587)
  Less treasury stock, at cost...........................     2,301,278                --
                                                            -----------     -------------
     Total stockholders' equity (deficit)................    34,478,733      (121,410,587)
                                                            -----------     -------------
        Total liabilities and stockholders' equity
         (deficit).......................................   $78,711,305     $  95,791,593
                                                            ===========     =============

                       See notes to financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                              STATEMENTS OF INCOME

                                                                                   YEARS ENDED
                                                                    ------------------------------------------
                                                                      JUNE 30,       JUNE 30,       JUNE 27,
                                                                        1995           1996           1997
                                                                   -------------   ------------   ------------
Net sales......................................................    $148,196,394    $169,320,620   $183,297,733

Cost of sales..................................................      84,869,223      97,307,746    102,606,239
                                                                   ------------    ------------   ------------
                                                                     63,327,171      72,012,874     80,691,494
     Gross profit.........................................


Operating expenses:

  Selling......................................................      14,884,100      16,963,137     18,432,943

  General and administrative...................................      19,544,325      22,216,193     26,319,209
                                                                   ------------    ------------   ------------
                                                                     34,428,425      39,179,330     44,752,152
                                                                   ------------    ------------   ------------
     Operating income..........................................      28,898,746      32,833,544     35,939,342


Other income (expense):

  Interest expense.............................................      (2,522,054)     (2,608,154)    (8,087,481)

  Other........................................................        (156,869)            490         81,141
                                                                   ------------    ------------   ------------
                                                                     (2,678,923)     (2,607,664)    (8,006,340)
                                                                   ------------    ------------   ------------

Income before income taxes and extraordinary item..............      26,219,823      30,225,880     27,933,002

Provision for income taxes.....................................              --              --     (1,837,021)
                                                                   ------------    ------------   ------------
Income before extraordinary item...............................      26,219,823      30,225,880     26,095,981

Extraordinary item, net of tax benefit of $989,634.............              --              --     (1,484,451)
                                                                   ------------    ------------   ------------
Net income.....................................................    $ 26,219,823    $ 30,225,880   $ 24,611,530
                                                                   ============    ============   ============
Supplemental information:

  Income before income taxes and extraordinary item............    $ 26,219,823    $ 30,225,880   $ 27,933,002

    Pro forma income tax provision.............................      10,750,000      12,393,000     11,453,000
                                                                   ------------    ------------   ------------

Pro forma income before extraordinary item.....................    $ 15,469,823    $ 17,832,880   $ 16,480,002
                                                                   ============    ============   ============

                       See notes to financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED JUNE 30, 1995 AND 1996 AND
                                 JUNE 27, 1997


                                                       ADDITIONAL                                               TOTAL
                                                       ----------                                               -----
                                    Common Stock        PAID-IN       RETAINED         TREASURY STOCK       STOCKHOLDERS'
                                  ------------------     -------      --------      -------------------     -------------
                                  Shares     Amounts     Capital      Earnings       Shares     Amounts        Equity
                                  ------     -------     -------      --------      -------     -------        ------
Balance, July 1, 1994.........   1,491,000  $ 149,100  $   420,746  $  31,461,792    282,125  $(2,602,375)  $  29,429,263

 Purchase of treasury stock...          --         --                          --        125       (3,958)         (3,958)

 Reissuance of treasury
   stock......................          --         --      462,000             --     (8,400)     126,000         588,000

 Net income...................          --         --           --     26,219,823         --           --      26,219,823

 Dividends declared...........          --         --           --    (24,126,887)        --           --     (24,126,887)
                                 ---------  ---------  -----------  -------------   --------  -----------   -------------
Balance, June 30, 1995........   1,491,000    149,100      882,746     33,554,728    273,850   (2,480,333)     32,106,241

 Reissuance of treasury
   stock......................          --         --      702,945             --    (12,600)     179,055         882,000

 Net income...................          --         --           --     30,225,880         --           --      30,225,880

 Dividends declared...........          --         --           --    (28,735,388)        --           --     (28,735,388)
                                 ---------  ---------  -----------  -------------   --------  -----------   -------------
Balance, June 30, 1996........   1,491,000    149,100    1,585,691     35,045,220    261,250   (2,301,278)     34,478,733

 Reissuance of treasury
  stock.......................          --         --    1,134,396             --    (19,250)     267,791       1,402,187

 Net income...................          --         --           --     24,611,530         --           --      24,611,530

 Distributions to Winning
   Ways, Inc. shareholders....          --         --           --    (47,807,375)        --           --     (47,807,375)

 Distributions and
  recapitalization............  (1,491,000)  (149,100)  (2,720,087)  (182,327,938)  (242,000)   2,033,487    (183,163,638)
  of Winning Ways, Inc.

 Issuance of common stock to
   GFSI Holdings, Inc. (net
   of issuance costs of
   $1,472,637)................      10,000        100   49,938,963             --         --           --      49,938,863

 Distributions to GFSI
  Holdings, Inc...............          --         --           --       (870,987)        --           --        (870,987)
                                 ---------  ---------  -----------  -------------   --------  -----------   --------------
Balance at June 27, 1997......      10,000  $     100  $49,938,863  $(171,349,550)        --           --   $(121,410,587)
                                 =========  =========  ===========  =============   ========  ===========   =============

                       See notes to financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED
                                               ---------------------------------------------
                                                 JUNE 30,        JUNE 30,        JUNE 27,
                                                   1995            1996            1997
                                               ------------    ------------    -------------
Cash flows from operating activities:

 Net income................................    $ 26,219,823    $ 30,225,880    $  24,611,530

 Adjustments to reconcile net income
   to net cash provided by operating
   activities:

  Depreciation and amortization............       2,850,834       3,191,595        3,174,863

  Amortization of deferred financing
    costs. ................................           9,356           9,356          383,527

  (Gain) loss on sale or disposal of
    property, plant and equipment..........         156,869           1,009          (11,659)

  Deferred income taxes....................              --              --          509,637

  Increase in cash value of life
    insurance..............................        (519,580)       (331,967)      (1,041,343)

  Extraordinary loss on early
    extinguishment of debt.................              --              --        2,473,192

 Changes in operating assets and
   liabilities:

  Accounts receivable, net.................      (4,993,971)     (4,502,972)      (1,103,952)

  Inventories, net.........................      (1,873,099)      1,701,718       (9,778,813)

  Prepaid expenses, other current assets
    and other assets.......................         271,658         665,925         (481,061)

  Accounts payable, accrued expenses and
    other long-term obligations............       1,783,226       3,039,727        7,471,653

  Income taxes payable.....................              --              --          337,750
                                               ------------    ------------    -------------
     Net cash provided by operating
       activities..........................      23,905,116      34,000,271       26,545,324
                                               ------------    ------------    -------------
Cash flows from investing activities:

 Proceeds from sales of property, plant and
   equipment...............................         733,698         131,032          948,993

 Purchases of property, plant and
   equipment ...............................     (4,988,639)     (2,611,019)      (2,615,228)

 Proceeds from surrender or transfer of
  cash value of life insurance..............             --              --        5,309,214
                                               ------------    ------------    -------------
     Net cash provided by (used in)
       investing activities................      (4,254,941)     (2,479,987)       3,642,979
                                               ------------     -----------    -------------

Cash flows from financing activities:

 Net changes to short-term borrowings......       6,200,000      (1,000,000)      (7,000,000)

   Issuance of revolving credit
   agreement...............................              --              --        3,000,000

   Issuance of senior subordinated notes...              --              --      125,000,000

   Issuance of long-term debt..............              --              --       67,000,000

 Payments on long-term debt................      (2,326,424)     (2,639,378)     (24,276,038)

 Cash paid for penalties related to early
   extinguishment of debt..................              --              --       (2,390,546)

 Cash paid for financing costs.............              --              --      (10,044,334)

 Distributions to Winning Ways, Inc.
   shareholders............................     (24,126,887)    (28,735,388)     (47,807,375)

 Distributions and recapitalization of
   Winning Ways, Inc. .....................              --              --     (183,163,638)

 Issuance of Common Stock to GFSI Holdings,
   Inc. ...................................              --              --       49,938,963

 Distributions to GFSI Holdings, Inc. .....              --              --         (870,987)

 Proceeds from sale of treasury stock......         588,000         882,000        1,402,187

 Purchase of treasury stock................          (3,958)             --               --
                                               ------------    ------------    -------------
     Net cash used in financing
       activities..........................     (19,669,269)    (31,492,766)     (29,211,768)
                                               ------------    ------------    -------------
     Net increase (decrease) in cash.......         (19,094)         27,518          976,535

Cash and cash equivalents,

 Beginning of period.......................         131,553         112,459          139,977
                                               ------------    ------------    -------------
 End of period.............................    $    112,459    $    139,977    $   1,116,512
                                               ============    ============    =============

Supplemental cash flow information:

     Interest paid.........................    $  2,496,989    $  2,628,291    $   3,547,294
                                               ============    ============    =============


                       See notes to financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED JUNE 30, 1996 AND JUNE 27, 1997

1.   RECAPITALIZATION TRANSACTION

  On October 31, 1996, the Board of Directors of Winning Ways, Inc. (''Winning Ways'') executed a letter of intent to enter into a transaction with the Jordan Company. The transaction included the formation of a holding company, GFSI Holdings, Inc. (''Holdings'') and GFSI, Inc. (the ''Company''), a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and the Company acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into GFSI, Inc. with GFSI, Inc. as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of the Equity Contribution, as described below.

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) the Jordan Company, its affiliates and MCIT PLC (collectively the ''Jordan Investors'') and certain members of management (the ''Management Investors'') invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to the Company (the ''Equity Contribution''); (ii) the Company entered into a credit agreement (the ''New Credit Agreement'') which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at Closing; and (iii) the Company issued $125.0 million of Senior Subordinates Notes (the ''Senior Subordinated Notes'') which were purchased by institutional investors through a Regulation 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for Holdings Subordinated Notes. Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

  The transactions are reflected in the accompanying audited financial statements of the Company as of and for the year ended June 27, 1997 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.

  The following summarizes the sources and uses of funds by the transactions described above (in millions):

  SOURCES OF FUNDS:


     New Credit Agreement  ...................................  $ 68.0
     New Senior Subordinated Notes due 2007  .................   125.0
     Equity Contribution from GFSI Holdings, Inc.  ...........    51.4
     Existing cash balances in the business  .................     9.4
                                                                ------
         Total sources........................................  $253.8
                                                                ======
  USES OF FUNDS:

     Cash purchase price of the Acquisition  .................  $183.1
     Repayment of Existing Indebtedness  .....................    59.2
     Fees and expenses  ......................................    11.5
                                                                ------
         Total uses...........................................  $253.8
                                                                ======

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED JUNE 30, 1996 AND JUNE 27, 1997

  Subsequent to the recapitalization transactions described above, the Company is a wholly-owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to service $25.0 million of Holdings Subordinated Notes. The annual cash flow requirements to service Holdings Subordinated Notes is $3 million (principal due in balloon payment in 2008). Pursuant to the terms of a deferred limited interest guarantee between the Company and Holdings, the Company is obligated to pay accrued and unpaid interest on the Holdings Subordinated Notes under certain limited circumstances. Additionally, Holdings' cumulative preferred stock dividends, payable upon redemption, will total $3.2 million annually. Holdings Preferred Stock may be redeemed at stated value ($27.0 million) plus accrued dividends with mandatory redemption in 2009. The annual cash flow requirements relative to the Holdings Subordinated Notes and Holdings Preferred Stock are not reflected in the accompanying audited financial statements as of June 27, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business--The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports. The Company's customer base is spread throughout the United States.

  FISCAL YEAR--During 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's fiscal year ended June 30. The twelve month periods ended June 30, 1995 and 1996 and June 27, 1997 contain 52 weeks, respectively.

  CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $1,922,038 and $305,608 at June 30, 1996 and June 27, 1997, respectively.

  PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

  Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:


      Buildings and improvements.........................     40 years
      Furniture and fixtures.............................   3-10 years

  LONG-LIVED ASSETS--During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal based upon a review of expected undiscounted cash flows. The adoption of this statement had no effect on the Company's financial statements.

  DEFERRED FINANCING COSTS--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

  DERIVATIVE FINANCING INSTRUMENTS--The Company is a party to an interest rate swap agreement and interest rate cap agreement. Income or expense resulting from interest rate swap agreements used in conjunction with on-balance sheet liabilities are accounted for on an accrual basis and recorded as an adjustment to expense on the matched instrument. Interest rate swap agreements that are not matched with specific liabilities are recorded at fair value, with changes in the fair value recognized in current operations.

  Gains and losses on terminations of interest rate swap and cap agreements are recognized as other income (expense) when terminated in conjunction with the retirement of the associated debt. Gains and losses on terminated agreements are deferred and amortized in those cases where the underlying debt is not retired. Redesignations which are appropriately matched against underlying debt instruments will continue to qualify for settlement accounting.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED JUNE 30, 1996 AND JUNE 27, 1997

  ADVERTISING COST--All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $865,341, $1,011,784 and $1,383,261 for the years ended June 30, 1995, 1996 and June 27,
1997, respectively.

  INCOME TAXES--Effective July 1, 1982, the Company elected to be taxed under the S-Corporation provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the shareholders are taxed on the Company's taxable income. Therefore, no provision or liability for income taxes is reflected in the accompanying statements through February 27, 1997. Upon consummation of the recapitalization transactions (described in Note 1) on February 27, 1997, the Company converted from S-Corporation to C-Corporation status for income tax reporting purposes. In conjunction with this change in tax status, the Company began accounting for income taxes using the liability method in accordance with SFAS No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

  In addition, upon consummation of the transactions, the Company became a party to a tax-sharing agreement with Holdings. As such, the taxable income of the Company is included in the consolidated federal and state income tax returns of Holdings. The Company's income tax provision subsequent to February 27, 1997 has been calculated as if the Company would have filed separate federal and state income tax returns.

  Supplemental information relative to the Statements of Income has been provided which reflects a provision for income taxes assuming a 41% effective income tax rate for all periods presented.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS--SFAS No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,'' was implemented on July 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

  SFAS No. 128, ''Earnings per Share,'' was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. This Statement is effective for the Company's fiscal 1998 financial statements, including interim periods; earlier application is not permitted. The Company does not expect the implementation of this Statement to have a material impact on the Company's financial statements.

  SFAS No. 130, ''Reporting Comprehensive Income,'' was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for the Company's fiscal 1998 financial statements. The Company does not expect the implementation of this Statement to have a material impact on its financial position or results of operations.

  SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information,'' was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for the Company's fiscal 1998 financial statements. The Company does not expect the implementation of the disclosure requirements of this Statement to have a material impact on the Company's financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


3.   PROPERTY, PLANT AND EQUIPMENT

                                                    June 30, 1996   June 27, 1997
                                                    -------------   -------------
Land  .............................................  $ 2,442,373      $ 2,442,373
Buildings and improvements  .......................   18,392,598       19,108,548
Furniture and fixtures  ...........................   16,722,972       14,150,193
                                                     -----------      -----------
                                                      37,557,943       35,701,114
Less accumulated depreciation......................   14,521,591       15,186,104
                                                     -----------      -----------
                                                      23,036,352       20,515,010
Construction in progress  .........................        2,237        1,032,847
                                                     -----------      -----------
                                                     $23,038,589      $21,547,857
                                                     ===========      ===========

  The net book value of assets under capital lease were $1,576,876 and $0 at June 30, 1996 and June 27, 1997, respectively.


4.   SHORT-TERM BORROWINGS

  At June 30, 1996, the Company had a $40,000,000 unsecured line of credit with floating interest of 5.37%. The floating interest rate was based on a 40 basis point spread over bankers acceptance, federal funds, or LIBOR rates adjusted daily. The line was subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a current ratio of greater than 1.3 to 1.0, a cash flow coverage ratio of greater than 1.5 to 1.0 and a leverage ratio of less than 3.3 to 1.0. Borrowings against this line totaled $7,000,000 at June 30, 1996. Letters of credit against this line for unshipped merchandise aggregated $23,512,080 at June 30, 1996.

  As discussed in Note 10 to the financial statements, the floating interest rate on the above line of credit was partially converted to a fixed interest rate of 5.30% by an interest rate swap agreement. The notional amount of the interest rate swap agreement fluctuated based on the Company's anticipated level of short term borrowing with the maximum notional amount equaling $19,900,000. This interest rate swap agreement was terminated on February 27, 1997, in conjunction with the recapitalization transactions and related early retirement of debt. The $300,000 gain realized by the Company on the terminated swap was deferred and will be amortized over the life of the New Credit Agreement.


5.  REVOLVING CREDIT AGREEMENT

  In conjunction with the recapitalization transactions (see Note 1), the Company replaced the $40,000,000 unsecured line of credit described in Note 4 with a $50,000,000 secured line of credit (the ''Line'') with floating interest of 7.938% at June 27, 1997. The Line is secured by substantially all of the property, plant and equipment of the Company and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.0 to 1.0, an interest expense coverage ratio of greater than 1.2 to 1.0 and a maximum leverage ratio of less than 6.5 to 1.0, as defined in the agreement. The Company is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. Borrowings against this Line totaled $3,000,000 at June 27, 1997.

  Letters of credit against this Line at June 27, 1997, for unshipped merchandise aggregated $27,234,109. Stand-by letters of credit issued against the Line at June 27, 1997, aggregated $2,541,257.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


6.   LONG-TERM DEBT

  Long-term debt consists of:

                                                                                   June 30,          June 27,
                                                                                     1996              1997
                                                                                 --------------   ---------------
Senior Subordinated Notes, 9.625% interest rate, due 2007......................     $        --       $125,000,000
Term Loan A, variable interest rate, 7.938% at June 27, 1997, due 2002, subject to interest rate cap agreement at 7.50% and interest rate swap
 agreement.....................................................................              --         40,000,000
Term Loan B, variable interest rate, 8.438% at June 27, 1997, due 2004,
 subject to interest rate cap agreement at 7.50%  .............................              --         25,000,000
10.125% credit agreement with bank to borrow up to
 $10,000,000, unsecured, payable in monthly principal
 installments of $119,048 plus interest (paid off at February 27, 1997)  ......       4,285,714                 --
Floating interest $10,000,000 line of credit agreements. Interest was 5.71%
 at June 30, 1996 (paid off at February 27, 1997)  ............................       8,000,000                 --
10.28% first mortgage loan, secured by building and equipment
 (with a carrying value of $9,556,710 at June 30, 1996), payable
 in monthly installments of $88,935 (paid off at February 27, 1997)  ..........       9,550,324                 --
Capital lease obligation securing 5.78% industrial revenue bonds, payable in amounts equal to the principal and interest payments due on the bonds
 (paid off at February 27, 1997)...............................................         440,000                 --
                                                                                    -----------       ------------
                                                                                     22,276,038        190,000,000
                                                                                    -----------       ------------
Less current portion  .........................................................        1,658,160          3,375,000
                                                                                    -----------       ------------
                                                                                    $20,617,878       $186,625,000
                                                                                    ===========       ============

  On February 27, 1997, the Company entered into a New Credit Agreement with a group of financial institutions to provide for three credit facilities: (i) a term loan of $40,000,000 (''Term Loan A''), (ii) a term loan of $25,000,000 (''Term Loan B'' and collectively, with Term Loan A, the ''Term Loans'') and
(iii) a $50,000,000 secured line of credit (see Note 5). At closing of the recapitalization transaction, $68,000,000 was borrowed under the New Credit Agreement, including all of the Term Loans, to finance the transactions described in Note 1 to the financial statements.

  The New Credit Agreement is secured by substantially all of the property, plant and equipment of the Company and is subject to general and financial covenants that place certain restrictions on the Company. The Company is limited with respect to the making of payments (dividends and distributions to Holdings); the incurrence of certain liens; the sale of assets under certain circumstances; certain transactions with affiliates; certain consolidations, mergers, and transfers; and the use of loan proceeds.

  In addition, on February 27, 1997, the Company issued the 9.625% Senior Subordinated Notes due 2007 in the aggregate principal amount of $125,000,000 in a Regulation 144A private placement. Proceeds from the Senior Subordinated Notes were also used to finance the transactions described in Note 1 to the financial statements. The Company's Registration Statement on Form S-4 was declared effective on July 24, 1997, providing for the exchange of the Senior Subordinated Notes registered under the Securities Act of 1933, for the Regulation 144A privately placed Senior Subordinated Notes.

  Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, commencing September 1, 1997. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:

YEAR                                                    PERCENTAGE
----                                                    ----------
2002.................................................   104.813%
2003.................................................   103.208
2004.................................................   101.604
2005 and thereafter..................................   100.000

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  At any time prior to March 1, 2000, the Company may redeem up to 40% of the original aggregate principal amount of the Senior Subordinated Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus any accrued and unpaid interest to the date of redemption. Upon the occurrence of a change of control, the Company will be required, subject to certain conditions, to make an offer to purchase the Senior Subordinated Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

  The Senior Subordinated Notes are senior unsecured obligations of the Company and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of the Company, including borrowings under the New Credit Agreement.

  At June 27, 1997, the Senior Subordinated Notes estimated fair value approximated their carrying value.

  The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 27, 1997, the Company was in compliance with all such covenants.

  Aggregate maturities of the Company's long-term debt as of June 27, 1997 are as follows assuming a 52/53 week fiscal year:

FISCAL YEAR,
------------
1998  ..........................................  $  3,375,000
1999  ..........................................     4,875,000
2000  ..........................................     6,125,000
2001  ..........................................     7,625,000
2002  ..........................................     9,500,000
Thereafter  ....................................   158,500,000
                                                  ------------
Total...........................................  $190,000,000
                                                  ============

  In connection with the early extinguishment of debt existing at February 27, 1997, the Company recognized an extraordinary loss in the Statement of Income for the fiscal year ended June 27, 1997 of $2,474,085 ($1,484,451 on an after-tax basis). This loss consisted of a $83,538 ($50,123 on an after-tax basis) of deferred financing costs related to the repayment of the Company's debt and a prepayment penalty of $2,390,546 ($1,434,328 on an after-tax basis) incurred in connection with the prepayment of the Company's then existing first mortgage loan.

  As discussed in Note 10 to the financial statements, the floating interest rate on the $10,000,000 line of credit agreement was partially converted to a fixed interest rate of 5.62% by a $7,000,000 notional amount interest rate swap agreement terminating on November 18, 2000. The floating interest rate was based generally on the higher of the corporate base rate or the federal funds rate plus 50 basis points adjusted daily. This interest rate swap agreement was not terminated at February 27, 1997 in conjunction with the early extinguishment of the debt. Such interest rate swap has been redesignated to the new Term Loan A debt agreement.

  As also discussed in Note 10 to the financial statements, the floating interest rate on the Term Loans has been capped at 7.50% by a $19,000,000 notional amount interest rate cap agreement terminating on March 31, 1999.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Included in the foregoing schedule of long-term debt as of June 30, 1996 was the following capital lease information on the Company's manufacturing and distribution facility. At June 27, 1997, no capital lease obligations were outstanding.

                                                                            June 30,     June 27,
                                                                              1996         1997
                                                                            -------      --------
      Total minimum lease payments  ....................................   $479,657      $     --
      Less amounts representing interest  ..............................     39,657            --
                                                                           --------      --------
      Present value of net minimum lease payments  .....................   $440,000      $     --
                                                                           ========      ========


7.   COMMITMENTS AND CONTINGENCIES

  Prior to February 27, 1997, the Company was obligated under stock redemption agreements to repurchase all shares owned upon the death of any stockholder and termination of key employee stockholders. The price to be paid was determined annually by the Board of Directors, and the Company could elect a ten year installment payment plan. The majority of the commitment arising from these agreements was funded by life insurance contracts.

          The Company, in the normal course of business, is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.


8.   PROFIT SHARING AND (401K) PLAN

  During fiscal 1996, the Company provided a non-contributory defined contribution profit sharing plan (the ''Plan'') covering all eligible employees. Contributions were at the discretion of the Board of Directors of the Company and totaled $875,756 for the year ended June 30, 1996.

  On August 1, 1996, the Company amended the Plan to include employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participants annual compensation and renamed the Plan the Winning Ways, Inc. Profit Sharing and 401(k) Plan. Participants exercise control over the assets of his or her account and choose from a broad range of investment alternatives. Contributions made by the Company to the Plan related to the 401(k) and profit sharing portions totaled $131,843 and $443,624, respectively, for the year ended June 27, 1997.


9.   INCOME TAXES

  The provision for income taxes for the year ended June 27, 1997 consists of the following.

                                                                        June 27,
                                                                          1997
                                                                     --------------
Current income tax provision  ......................................    $  337,750
Deferred income tax provision  .....................................       509,637
                                                                        ----------
                                                                        $  847,387
Total income tax provision  ........................................    ==========

Allocated to:
 Operating activities  .............................................    $1,837,021
 Extraordinary loss  ...............................................      (989,634)
                                                                        ----------
                                                                        $  847,387
                                                                        ==========

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The income tax provision from operating activities differs from amounts computed at the statutory federal income tax rate as follows:

                                                               June 27, 1997
                                                        ---------------------------
                                                             Amount           %
                                                        --------------  -----------
Income tax provision at the statutory rate  ............  $ 9,776,551         35.0%
Income tax benefit attributable to S-Corporation
 earnings  .............................................   (9,146,583)       (32.7)
Change in tax status to C-Corporation  .................      993,621          3.5
Effect of state income taxes, net of federal benefit  ..       80,403           .3
Other...................................................      133,029           .5
                                                          -----------         -----
                                                          $ 1,837,021          6.6%
                                                          ===========         =====

  The Company's operating results are included in Holding's consolidated income tax returns. The provision for current income taxes is based on the Company's taxable income calculated as if the Company filed a separate tax return.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 27, 1997, along with the income tax effect of each, are as follows:

                                                                June 27, 1997
                                                         ---------------------------
                                                             Deferred Income Tax
                                                         ---------------------------
                                                            Assets       Liabilities
                                                         -----------    -------------
Accounts receivable....................................   $  247,215       $       --
Inventory valuation  ..................................      244,624               --
Property, plant, and equipment  .......................           --        1,611,484
Accrued expenses  .....................................      547,449               --
Other..................................................       62,559               --
Valuation allowance....................................           --               --
                                                          ----------       ----------
Total..................................................   $1,101,847       $1,611,484
                                                          ==========       ==========



10.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The Company engages in transactions which result in off-balance sheet risk. Interest rate swap and cap agreements are used in conjunction with on-balance sheet liabilities to reduce the impact of changes in interest rates. Interest rate swap agreements are contractual agreements to exchange, or ''swap'', a series of interest rate payments over a specified period, based on an underlying notional amount but differing interest rate indices, usually fixed and floating. Interest rate cap agreements are contractual agreements in which a premium is paid to reduce the impact of rising interest rates on floating rate debt. The notional principal amount does not represent a cash requirement, but merely serves as the amount used, along with the reference rate, to calculate contractual payments. Because the instrument is a contract or agreement rather than a cash market asset, the financial derivative transactions described above are referred to as ''off-balance sheet'' instruments.

  The Company attempts to minimize its credit exposure to counter parties by entering into interest rate swap and cap agreements only with major financial institutions.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The fair values of the Company's interest rate swap and cap agreements are not recognized in the financial statements as they are used in conjunction with on-balance sheet liabilities and were as follows:

                                                         CONTRACT OR     ESTIMATED
                                                           NOTIONAL        FAIR        WEIGHTED AVERAGE
                                                           AMOUNT          VALUE         INTEREST RATE
                                                         -----------    ----------   ---------------------      RATE
                                                                                     RECEIVABLE    PAYABLE       CAP
                                                                                     -----------  --------     ------
SWAPS:
June 30, 1996.........................................     $21,900,000      $850,000        5.39%       5.62%       --
June 27, 1997  .......................................       7,000,000       156,000         5.5%       5.62%       --

CAP:
June 27, 1997.........................................     $19,000,000            --          --          --      7.50%

  During the year, the Company had two interest rate swap agreements to exchange fixed interest rates for floating rate debt payments. One interest rate swap agreement carries a notional amount of $7,000,000 and terminates on November 18, 2000 as further described in Note 6 to the financial statements. The notional amount of the other interest rate swap agreement fluctuates based on the Company's anticipated level of short-term borrowing with the maximum notional amount equaling $19,900,000 as further described in Note 4 to the financial statements. This agreement was entered into in January 1996 to be effective July 1, 1996; however, this interest rate swap agreement was terminated on February 27, 1997.

  The Company has a 7.50% interest rate cap agreement which is used to effectively cap the interest rate on the Company's floating rate Term Loans. The interest rate cap agreement has a notional amount of $19,000,000, and fluctuates based on the Company's outstanding principal balances under the New Credit Agreement. The cap matures on March 31, 1999.


11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payables, long-term debt and derivative financial instruments.

  Cash and cash equivalents--The carrying amount reported on the balance sheet represents the fair value of cash and cash equivalents.

  ACCOUNTS RECEIVABLE--The carrying amount of accounts receivable approximates fair value because of the short-term nature of the financial instruments.

  SHORT-TERM BORROWINGS AND REVOLVING CREDIT AGREEMENT--Short-term borrowings have variable interest rates which adjust daily. The carrying value of these borrowings is a reasonable estimate of their fair value.

  ACCOUNTS PAYABLE--The carrying amount of accounts payable approximates fair value because of the short-term nature of the financial instruments.

  LONG-TERM DEBT--Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

  DERIVATIVE FINANCIAL INSTRUMENTS--Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The following summarizes the estimated fair value of financial instruments, by type:

                                                JUNE 30, 1996             JUNE 27, 1997
                                          ------------------------  --------------------------
                                           CARRYING        FAIR       CARRYING       FAIR
                                            AMOUNT        VALUE        AMOUNT        VALUE
                                          -----------  -----------  ------------  ------------
Assets and liabilities:

Cash and cash equivalents...............  $   139,977  $   139,977  $  1,116,512  $  1,116,512

Accounts receivable.....................   22,583,452   22,583,452    23,687,404    23,687,404

Short-term borrowings...................    7,000,000    7,000,000            --            --

Accounts payable........................    9,667,536    9,667,536    12,199,032    12,199,032

Revolving credit agreement..............           --           --     3,000,000     3,000,000

Long-term debt..........................   22,276,038   24,562,702   190,000,000   190,000,000


Off-Balance Sheet

 Financial Instruments:

 Interest rate swap agreements
   (asset/(liability))..................           --      850,000            --       156,000

 Interest rate cap agreement............           --           --            --            --

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

12.   RELATED PARTY TRANSACTIONS

  The Company has entered into supply agreements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $2,262,967, $3,080,718 and $4,566,713 for the years ended June 30, 1995 and 1996 and June 27, 1997, respectively.

  During the year ended June 27, 1997, the Company loaned these affiliates $150,000 and $700,000 under separate promissory notes to finance the affiliates' purchase of embroidery equipment from the Company and to provide for working capital. The Company believes the terms of the loans and the sale of the equipment were on terms as favorable as could have been received from disinterested third parties. As of June 27, 1997, the remaining balance outstanding on the notes was $525,000. All balances were paid subsequent to year end.

  The Company's cash value of life insurance on officers was liquidated into cash or transferred to the respective individuals at carrying value during fiscal 1997. The policy proceeds at carrying value to the Company totaled $5,309,214 for the year ended June 27, 1997. Prior to June 27, 1997, a shareholder purchased the corporate aircraft from the Company for approximately $898,000 in cash resulting in no gain or loss to the Company.

  In connection with the transactions on February 27, 1997, Holdings entered into an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In connection with the transactions, the Company paid the affiliate $3.0 million pursuant to the terms of the affiliate agreement. These fees are included as deferred financing costs in the accompanying financial statements. In addition, the Company incurred consulting fees totaling $166,667 for the year ended June 27, 1997, of which are included in general and administrative expenses in the accompanying financial statements.

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  Effective upon the consummation of the transactions on February 27, 1997, Holdings entered into a noncompete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. At June 27, 1997, $83,333 is included in general and administrative expenses in the Company's accompanying financial statements.

  In connection with the transactions, on February 27, 1997, the Company and Holdings entered into a tax sharing agreement (the "Tax Sharing Agreement") for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries will pay to Holdings on an annual basis an amount determined by reference to the separate tax liability of the Company as calculated pursuant to Section 1552(a)(1) of the Code and applicable regulations thereunder. No payments were made as of June 27, 1997.