Form 10-Q
period 1997-09-26
GFSI INC
filed 1997-11-06
CIK 1036327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



          (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 26, 1997
                               ------------------



         (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________

Commission file number             333-24189
                      ----------------------


                                  GFSI, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


                Delaware                              74-2810748
-----------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
           or organization)                         Identification No.)



                             9700 Commerce Parkway
                             Lenexa, Kansas 66219
                    (address of principal executive offices)

        Registrant's telephone number, including area code (913) 888-0445
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)  Yes  (X)    No     ( )
                     (2)  Yes  (X)    No     ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 10,000 shares issued and outstanding as of November 1, 1997

                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1997
                                     INDEX


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheets                                             3
              Statements of Income                                       4
              Statements of Cash Flows                                   5
              Notes to Financial Statements                              6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                 9

PART II - OTHER INFORMATION                                             14

SIGNATURE PAGE                                                          15

GFSI, INC. (FORMERLY WINNING WAYS, INC.)

BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

                                                        JUNE 27,   SEPTEMBER 26,
                                                          1997         1997
                                                        ---------    ---------

ASSETS
Current assets:
  Cash & cash equivalents                                $   1,117    $      46
  Accounts receivable, net                                  23,687       39,093
  Inventories, net                                          37,562       37,090
  Prepaid expenses and other current assets                  1,286          979
  Deferred income taxes                                        926          573
                                                         ---------    ---------
Total current assets                                        64,578       77,781

Property, plant and equipment, net                          21,548       21,221

Other assets:
  Deferred financing costs, net                              9,661        9,370
  Other                                                          4            4
                                                         ---------    ---------
Total assets                                             $  95,791    $ 108,376
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                       $  12,199    $   8,380
  Accrued interest expense                                   4,236        2,111
  Accrued expenses                                           5,543        7,140
  Income taxes payable                                         338        3,526
  Current portion of long-term debt                          3,375        4,500
                                                         ---------    ---------
Total current liabilities                                   25,691       25,657

Deferred income taxes                                        1,436        1,436
Revolving credit agreement                                   3,000       12,000
Other long-term obligations                                    450          450
Long-term debt, less current portion                       186,625      185,500

Stockholders' equity (deficit):
  Common stock, $.01 par value, 10,000                        --           --
    shares authorized, issued and outstanding
    at September 26, 1997 and June 27, 1997
  Additional paid-in capital                                49,939       50,727
  Accumulated deficit                                     (171,350)    (167,394)
                                                         ---------    ---------
Total stockholders' deficit                               (121,411)    (116,667)
                                                         ---------    ---------
Total liabilities and stockholders' deficit              $  95,791    $ 108,376
                                                         =========    =========

NOTE: The balance sheet at June 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

GFSI, INC. (FORMERLY WINNING WAYS, INC.)

STATEMENTS OF INCOME

(UNAUDITED)

(In thousands)

                                                    QUARTER ENDED

                                          SEPTEMBER 30,     SEPTEMBER 26,
                                             1996               1997
                                         ------------       ------------

Net sales                                   $ 53,372          $ 60,362
Cost of sales                                 30,096            33,539
                                            --------          --------
Gross profit                                  23,276            26,823

Operating expenses:
  Selling                                      5,550             6,505
  General and administrative                   5,904             6,840
                                            --------          --------
                                              11,454            13,345
                                            --------          --------
Operating income                              11,822            13,478

Other income (expense):
  Interest expense                              (739)           (4,839)
  Other, net                                      26              --
                                            --------          --------
                                                (713)           (4,839)
                                            --------          --------
Income before income taxes                    11,109             8,639

Provision for income taxes                      --               3,542
                                            --------          --------

Net income                                  $ 11,109          $  5,097
                                            ========          ========


See notes to financial statements.

GFSI, INC. (FORMERLY WINNING WAYS, INC.)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)


(In thousands)                                                                 QUARTER ENDED

                                                                  SEPTEMBER 30,           SEPTEMBER 26,
                                                                      1996                     1997
                                                               --------------------   -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $ 11,109                $  5,097
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          825                     706
    Amortization of deferred financing costs                                 2                     291
    (Gain) loss on sale or disposal  of property,
      plant and equipment                                                  (24)                   --
    Deferred income taxes                                                 --                       353
    Increase in cash value of life insurance                              (359)                   --
Changes in operating assets and liabilities:
      Accounts receivable, net                                         (10,992)                (15,406)
      Inventories, net                                                   1,350                     472
      Prepaid expenses, other current assets and other assets             (607)                    307
      Income taxes payable                                                --                     3,188
      Accounts payable, accrued expenses and other
        long-term obligations                                            1,018                  (4,347)
                                                                      --------                --------
Net cash provided by (used in) operating activities                      2,322                  (9,339)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of property, plant and equipment                      39                      39
  Purchases of property, plant and equipment                              (962)                   (418)
                                                                      --------                --------
Net cash used in investing activities                                     (923)                   (379)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net changes to short-term borrowings                                  14,500                   9,000
  Proceeds from long-term debt                                           2,000                    --
  Payments on long-term debt                                              (519)                   --
  Capital contribution from GFSI Holdings, Inc.                           --                       788
  Distributions to GFSI Holdings, Inc.                                    --                    (1,141)
  Distributions to Winning Ways Inc. shareholders                      (17,831)                   --
  Proceeds from sale of treasury stock                                   1,402                    --
                                                                      --------                --------
Net cash provided by (used in) financing activities                       (448)                  8,647
                                                                      --------                --------
Net increase (decrease) in cash and cash equivalents                       951                  (1,071)

Cash and cash equivalents at beginning of period                           140                   1,117
                                                                      --------                --------

Cash and cash equivalents at end of period                            $  1,091                $     46
                                                                      ========                ========

Supplemental cash flow information:

  Interest paid                                                       $    672                $  6,677
                                                                      ========                ========
  Income taxes paid                                                   $   --                  $   --
                                                                      ========                ========

See notes to financial statements.


                                   GFSI, INC.
                         (FORMERLY WINNING WAYS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 26, 1997


1.  Basis of Presentation
    ---------------------


     The accompanying unaudited financial statements of GFSI, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997, included in the Company's Annual Report on Form 10-K.


2.  Recapitalization Transaction
    ----------------------------


  On October 31, 1996, the Board of Directors of Winning Ways, Inc. ("Winning Ways") executed a letter of intent to enter into a transaction with The Jordan Company. The Transaction included the formation of a holding company, GFSI Holdings, Inc. ("Holdings") and GFSI, Inc. (the "Company"), a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and the Company acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into GFSI, Inc. with GFSI, Inc. as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of the Equity Contribution, as described below.


  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and MCIT PLC (collectively the "Jordan Investors") and certain members of management
(the "Management Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to the Company (the "Equity Contribution"); (ii) the Company entered into a credit agreement (the "New Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and (iii) the Company issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of
(i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

  The transactions are reflected in the accompanying unaudited financial statements of the Company as of and for the quarter ended September 26, 1997 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.



  Subsequent to the recapitalization transactions described above, the Company is a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. In addition, Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of Holdings Subordinated Discount Notes (the "Discount Notes") which were issued by Holdings in September, 1997 and purchased by institutional investors through a Rule 144A private placement. The Discount Notes were issued to repay $25 million of Holdings Subordinated Notes and $25.0 million of Holdings Preferred Stock and accrued dividends. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


3.  Commitments and Contingencies
    -----------------------------


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


4.  New Accounting Standards
    ------------------------


  Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the implementation of this Statement to have a material impact on the Company's financial statements.

  SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997.
This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement will become effective for fiscal years beginning after December 15, 1997.


  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the impact or applicability of this new standard on the presentation of the financial statements and the disclosures therein. This statement will become effective for fiscal years beginning after December 15, 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



  The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 27, 1997. The discussions set forth within and comments made by the Company from time to time may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. Factor's that could cause the Company's actual results in future periods to differ materially include, but are not limited to, those which may be discussed herein, as well as those discussed or identified from time to time in the Company's filings with the Commission.


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


  On February 27, 1997, GFSI Holdings, Inc. ("Holdings") acquired all of the issued and outstanding capital stock of Winning Ways, Inc. ("Winning Ways") and immediately thereafter merged Winning Ways with and into the Company, with the Company as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of equity contributions. See Note 2 - Recapitalization Transaction, included herein, for further information.


  EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Statements of Cash Flows of the Company herein for further information.


SALES DIVISIONS


  The Company markets its products, which include custom designed fleecewear, jackets, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage, through four sales divisions.

  The Resort Division (31.0% of first quarter fiscal 1997 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.



  The Corporate Division (27.4% of first quarter fiscal 1997 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.



  The College Bookstore Division (32.0% of first quarter fiscal 1997 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.



  The Sports Specialty Division (6.0% of first quarter fiscal 1997 net sales), established in 1994, has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, Major League Baseball, the National Basketball Association, the National Hockey League and NASCAR.



     THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                Quarter Ended              Quarter Ended
                              September 30, 1996         SEPTEMBER 26, 1997
                            ----------------------     --------------------

Resort                      $18,901       35.4%         $18,684        31.0%

Corporate                    12,192       22.8%          16,569        27.4%

Bookstore                    17,781       33.3%          19,342        32.0%

Sports Specialty              2,538        4.8%           3,601         6.0%

Other                         1,960        3.7%           2,166         3.6%
                              -----                       -----

Total                       $53,372                     $60,362
                            =======                     =======


RESULTS OF OPERATIONS



  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters ended September 30, 1996 and September 26, 1997:



                                                               September
                                              SEPTEMBER 30,       26,
                                                   1996           1997
                                              --------------  ------------
Net sales                                         100.0%         100.0%
Gross profit                                       43.6           44.4
EBITDA                                             23.6           23.5
Operating income                                   22.2           22.3

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 30, 1996.



  Net Sales.   Net sales for the first quarter of fiscal 1998, the three months ended September 26, 1997, increased 13.1% to $60.4 million from $53.4 million in the first quarter of fiscal 1997. The increase in net sales primarily reflects increases in net sales at the Company's Corporate, Sports Specialty and Bookstore divisions of 35.9%, 41.9% and 8.8%, respectively, and was partially offset by a slight decrease in net sales at the Resort division. These increases were driven primarily by volume increases due to continued account expansion and the introduction of new product lines through each distribution channel.


  Gross Profit.   Gross profit for the first quarter of fiscal 1998 increased
15.0% to $26.8 million from $23.3 million in the first quarter of fiscal 1997, primarily as a result of the net sales increase described above. Gross profit as a percentage of net sales increased to 44.4% in the first quarter of fiscal 1998, from 43.6% in the first quarter of fiscal 1997. The increase in margin reflects a decrease in the cost of materials sold, as a percentage of net sales, from 49.3% in the prior year first quarter to 48.6% in the first quarter of fiscal 1998. The decrease in cost as a percentage of sales is a direct result of an increase in sales of higher margin products during the quarter, driven primarily from growth in the Company's Corporate and Sports Specialty divisions which focus on higher margin, production intensive embroidered products.

  Operating Expenses.   Operating expenses for the first quarter of fiscal 1998
increased 15.7% to $13.3 million from $11.5 million in the first quarter of fiscal 1997 due primarily to increased sales and staffing levels. Operating expenses as a percentage of net sales increased to 22.0% from 21.5% in the prior year first quarter. The increase in operating expenses, as a percentage of net sales, is primarily due to an increase in selling expenses as the Company continues to aggressively expand its Corporate and Sports Specialty divisions.

  EBITDA.   EBITDA for the first quarter of fiscal 1998 increased 12.7% to $14.2 million from $12.6 million in the first quarter of fiscal 1997, primarily as a result of the net sales and related gross profit increase described above. EBITDA as a percentage of net sales decreased slightly to 23.5% from 23.6% in the first quarter of fiscal 1997. The slight decrease in margin reflects the increase in gross profit described above offset by an increase in selling and general and administrative expenses.

  Operating Income.   Operating income for the first quarter of fiscal 1998
increased 14.4% to $13.5 million from $11.8 million in the first quarter of fiscal 1997, primarily as a result of the net sales increase described above. Operating income as a percentage of net sales increased slightly to 22.3% in fiscal 1997, from 22.2% in fiscal 1996.

  Other Income (Expense).   Other expense for the first quarter of fiscal 1998
increased to $4.8 million from $713,000 in the first quarter of fiscal 1997, primarily as a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes and borrowings of $77.0 million under the Company's New Credit Agreement. The effect of derivative financial instruments serve to minimize unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

  Income Taxes.   An income tax provision of $3.5 million was recorded for the first quarter of fiscal 1998 due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes.

  Net Income.   Net income for the first quarter of fiscal 1997 was $5.1 million compared to $11.1 million in the first quarter of fiscal 1997. The decrease in net income is primarily the result of interest expense and income taxes, as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES


  Cash used by operating activities in the first quarter of fiscal 1998 was $9.3 million compared to cash provided of $2.3 million in the first quarter of fiscal 1997. The decrease in cash provided by operating activities between the two periods resulted from a decrease in net income, as previously discussed, in addition to increased accounts receivable due to a 13.1% increase in sales compared to the prior year period.

  Cash used by investing activities in the first quarter of fiscal 1998 was $379,000 compared to cash used of $923,000 in the first quarter of fiscal 1997. The decrease in cash used was a result of a decrease in capital expenditure purchases from $962,000 in the first quarter of fiscal 1997 to $419,000 in the first quarter of fiscal 1998.

  Cash provided by financing activities for the first quarter of fiscal 1998 was $8.6 million compared to cash used of $448,000 in the first quarter of fiscal 1997. The increase in cash provided compared to cash used in the prior year period is due to Subchapter S distributions to Winning Ways shareholders in the prior year period. Due to the recapitalization transactions, as previously discussed, the Company changed from S-Corporation status to C-Corporation status for income tax reporting purposes.


  The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. While the Company is currently evaluating its future capital requirements, no material capital commitments existed as of quarter end. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which $12 million was borrowed as of September 26, 1997 and approximately $26.6 million was utilized for outstanding commercial and stand-by letters of credit).


  The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by the $50.0 million of Discount Notes. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately

$427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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



SEASONALITY AND INFLATION


  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)  Exhibits.  The following exhibits are included with this report:

       Exhibit 27 - Financial Data Schedule (SEC Use Only)

  (b)  Reports on Form 8-K


       No reports on Form 8-K were filed by the Registrant during the reporting period.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI, INC.

NOVEMBER 6, 1997         /s/ ROBERT G. SHAW
_________________        _______________________________________
Date                     Robert G. Shaw, Sr. Vice President of Finance and
                         Principal Accounting Officer