Form 10-Q
period 1998-01-02
GFSI INC
filed 1998-02-17
CIK 1036327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

          (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 2, 1998
                                ---------------


         ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number                333-24189
                       ------------------------

                                  GFSI, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

             Delaware                                         74-2810748
--------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
         or organization)

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

Common stock, $0.01 par value per share - 10,000 shares issued and outstanding as of February 1, 1998

                                  GFSI, INC.
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended January 2, 1998
                                     INDEX

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                  Balance Sheets                                                           3
                  Statements of Income                                                     4
                  Statements of Cash Flows                                                 5
                  Notes to Financial Statements                                            6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                            9

PART II - OTHER INFORMATION                                                               15

SIGNATURE PAGE                                                                            16

GFSI, INC.
BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                    June 27,      January 2,
                                                                      1997           1998
                                                                   ----------   ------------
Assets
Current assets:
  Cash & cash equivalents                                             $1,117           $607
  Accounts receivable, net                                            23,687         31,233
  Inventories, net                                                    37,562         33,861
  Prepaid expenses and other current assets                            1,286            716
  Deferred income taxes                                                  926            797
                                                                   ----------   ------------
Total current assets                                                  64,578         67,214

Property, plant and equipment, net                                    21,548         20,668

Other assets:
  Deferred financing costs, net                                        9,661          9,081
  Other                                                                    4              4
                                                                   ----------   ------------
Total assets                                                         $95,791        $96,967
                                                                   ==========   ============

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                   $12,199         $7,017
  Accrued interest expense                                             4,236          5,298
  Accrued expenses                                                     5,543          6,933
  Income taxes payable                                                   338          1,338
  Current portion of long-term debt                                    3,375          4,750
                                                                   ----------   ------------
Total current liabilities                                             25,691         25,336

Deferred income taxes                                                  1,436          1,436
Revolving credit agreement                                             3,000         ---
Other long-term obligations                                              450            450
Long-term debt, less current portion                                 186,625        183,000

Stockholders' equity (deficit):
  Common stock, $.01 par value, 10,000                                ---            ---
    shares authorized, issued and outstanding
    at January 2, 1998 and June 27, 1997
  Additional paid-in capital                                          49,939         50,727
  Accumulated deficit                                               (171,350)      (163,982)
                                                                   ----------   ------------
Total stockholders' deficit                                         (121,411)      (113,255)
                                                                   ----------   ------------
Total liabilities and stockholders' deficit                          $95,791        $96,967
                                                                   ==========   ============

NOTE: The balance sheet at June 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to financial statements.

GFSI, INC.
STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                    Quarter Ended                                   Six Months Ended
                                          December 31,               January 2,             December 31,             January 2,
                                             1996                      1998                    1996                    1998
                                   -----------------------   -----------------------   -------------------     -------------------
Net sales                                         $51,439                   $56,541              $104,811                $116,903
Cost of sales                                      29,362                    32,748                59,458                  66,287
                                   -----------------------   -----------------------   -------------------     -------------------
Gross profit                                       22,077                    23,793                45,353                  50,616

Operating expenses:
  Selling                                           4,856                     5,341                10,406                  11,846
  General and administrative                        6,924                     7,500                12,828                  14,340
                                   -----------------------   -----------------------   -------------------     -------------------
                                                   11,780                    12,841                23,234                  26,186
                                   -----------------------   -----------------------   -------------------     -------------------
Operating income                                   10,297                    10,952                22,119                  24,430

Other income (expense):
  Interest expense                                   (726)                   (5,135)               (1,465)                 (9,974)
  Other, net                                           17                       (29)                   43                     (29)
                                   -----------------------   -----------------------   -------------------     -------------------
                                                     (709)                   (5,164)               (1,422)                (10,003)
                                   -----------------------   -----------------------   -------------------     -------------------
Income before income taxes                          9,588                     5,788                20,697                  14,427

Provision for income taxes                         ---                        2,376                  ---                    5,918
                                   -----------------------   -----------------------   -------------------     -------------------

Net income                                         $9,588                    $3,412               $20,697                  $8,509
                                   =======================   =======================   ===================     ===================

See notes to financial statements.

GFSI, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                        Six Months Ended
                                                                             December 31,               January 2,
                                                                                 1996                      1998
                                                                        -----------------------   -----------------------
Cash flows from operating activities:
Net income                                                                             $20,697                    $8,509
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                        1,668                     1,468
    Amortization of deferred financing costs                                                 4                       580
    (Gain) loss on sale or disposal  of property,
      plant and equipment                                                                  (24)                       30
    Deferred income taxes                                                               ---                          129
    Increase in cash value of life insurance                                              (718)                   ---
Changes in operating assets and liabilities:
      Accounts receivable, net                                                          (3,569)                   (7,546)
      Inventories, net                                                                    (291)                    3,701
      Prepaid expenses, other current assets and other assets                             (105)                      570
      Income taxes payable                                                              ---                        1,000
      Accounts payable, accrued expenses and other
        long-term obligations                                                            1,336                    (2,730)
                                                                        -----------------------   -----------------------
Net cash provided by operating activities                                               18,998                     5,711

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment                                      48                       267
  Purchases of property, plant and equipment                                            (2,132)                     (885)
                                                                        -----------------------   -----------------------
Net cash used in investing activities                                                   (2,084)                     (618)

Cash flows from financing activities:
  Net changes to short-term borrowings                                                  (1,000)                   (3,000)
  Proceeds from long-term debt                                                           2,000                    ---
  Payments on long-term debt                                                              (898)                   (2,250)
  Capital contribution from GFSI Holdings, Inc.                                         ---                          788
  Distributions to GFSI Holdings, Inc.                                                  ---                       (1,141)
  Distributions to Winning Ways Inc. shareholders                                      (17,831)                   ---
  Proceeds from sale of treasury stock                                                   1,402                    ---
                                                                        -----------------------   -----------------------
Net cash used in financing activities                                                  (16,327)                   (5,603)
                                                                        -----------------------   -----------------------
Net increase (decrease) in cash and cash equivalents                                       587                      (510)

Cash and cash equivalents at beginning of period                                           140                     1,117
                                                                        -----------------------   -----------------------
Cash and cash equivalents at end of period                                                $727                      $607
                                                                        =======================   =======================

Supplemental cash flow information:
  Interest paid                                                                         $1,483                    $8,343
                                                                        =======================   =======================
  Income taxes paid                                                                      $ ---                    $4,788
                                                                        =======================   =======================

See notes to financial statements.

                                  GFSI, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 2, 1998

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements of GFSI, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997, included in the Company's Annual Report on Form 10-K.

2.       Recapitalization Transaction
         ----------------------------

     On October 31, 1996, the Board of Directors of Winning Ways, Inc. ("Winning Ways") executed a letter of intent to enter into a transaction with The Jordan Company. The Transaction included the formation of a holding company, GFSI Holdings, Inc. ("Holdings") and the Company, a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and the Company acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into the Company with the Company as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of the Equity Contribution, as described below.

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

     The transactions are reflected in the accompanying unaudited financial statements of the Company as of and for the quarter ended January 2, 1998 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.

     Subsequent to the recapitalization transactions described above, the Company is a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. In addition, Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of Holdings Subordinated Discount Notes (the "Discount Notes") which were issued by Holdings in September, 1997 and purchased by institutional investors through a Rule 144A private placement (the "Old Offering"). In the Old Offering certain holders of the Holdings Subordinated Notes and Holdings Preferred Stock issued and sold units (the "Units") consisting of 11.375% Subordinated Discount Notes (the "Subordinated Discount Notes") due 2009 and 11.375% Series D Preferred Stock due 2009 (the "Preferred Stock") which were exchangeable at the option of Holdings any time on or after September 29, 1997 into 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged into Old Notes (the "Old Exchange"). The Company did not receive any proceeds from the sale or exchange of the Units. Holdings Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange of the Discount Notes registered under the Securities Act, for the Old Notes. The Discount Notes were issued to repay $25 million of Holdings Subordinated Notes and $25.0 million of Holdings Preferred Stock and accrued dividends. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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

     The Resort Division (29.4% of year-to-date fiscal 1998 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.

     The Corporate Division (32.8% of year-to-date fiscal 1998 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.

     The College Bookstore Division (25.6% of year-to-date fiscal 1998 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.

     The Sports Specialty Division (6.4% of year-to-date fiscal 1998 net sales), established in 1994, has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, Major League Baseball, the National Basketball Association, the National Hockey League and NASCAR.

         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):

                                     Quarter Ended                              Six Months Ended
                       December 31, 1996      January 2, 1998       December 31, 1996      January 2, 1998
                      -------------------    -----------------     -------------------    ----------------
Resort                   $17,099    35.4%     $15,744    27.9%       $36,000     34.3%      $34,428    29.4%
Corporate                 15,669    22.8%      21,717    38.4%        27,861     26.6%       38,286    32.8%
Bookstore                  9,550    33.3%      10,646    18.8%        27,331     26.1%       29,988    25.6%
Sports Specialty           2,848     4.8%       3,849     6.8%         5,386      5.1%        7,450     6.4%
Other                      6,273     3.7%       4,585     8.1%         8,233      7.9%        6,751     5.8%
                         -------              --------               -------                -------
Total                    $51,439              $ 56,541             $ 104,811              $ 116,903
                         =======              ========               =======                ========

Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended December 31, 1996 and January 2, 1998:

                                   Quarter Ended                          Six Months Ended
                           December 31,     January 2,            December 31,        January 2,
                               1996           1998                    1996              1998
                             --------       --------                --------          --------
Net sales                      100.0%         100.0%                  100.0%            100.0%
Gross profit                    42.9           42.1                    43.3              43.3
EBITDA                          21.8           20.7                    22.7              22.2
Operating income                20.0           19.4                    21.1              20.9

Comparison of Operating Results for the Quarters and Six Month Periods Ended January 2, 1998 and December 31, 1996.

     Net Sales. Net sales for the second quarter of fiscal 1998, the three months ended January 2, 1998, increased 9.9% to $56.5 million from $51.4 million in the second quarter of fiscal 1997. Net sales for the first six months of fiscal 1998 increased 11.5% to $116.9 million from $104.8 million in the first six months of fiscal 1997. The increase in net sales for both periods primarily reflects increases in net sales at the Company's Corporate, Sports Specialty and Bookstore divisions for the six months of 37.4%, 38.3% and 9.7%, respectively, and was partially offset by a 4.4% decrease in net sales for the six month period at the Resort division. These increases were driven primarily by volume increases in both periods due to continued account expansion and the introduction of new product lines through each distribution channel. The decrease in the resort division was due to fluctuations in business with our top 10 customers within this market.

     Gross Profit. Gross profit for the second quarter of fiscal 1998 increased 7.7% to $23.8 million from $22.1 million in the first quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased 11.5% to $50.6 million from $45.4 million in the first six months of fiscal 1997. The increase in gross profit is primarily a result of the net sales increase described above. For the second quarter of fiscal 1998, gross profit as a percentage of net sales slightly decreased to 42.1% compared to 42.9% in the second quarter of fiscal 1997. For the first six months of fiscal 1998, gross profit as a percentage of net sales was 43.3%, consistent with the first six months of fiscal 1997. The slight decrease in margin for the second quarter reflects an increase in embroidery costs compared to the second quarter of fiscal 1997. The Company anticipates margins during the second half of the fiscal year to be below unusually high margins recorded during the third and fourth quarters of fiscal 1997.

     Operating Expenses. Operating expenses for the second quarter of fiscal 1998 increased 8.5% to $12.8 million from $11.8 million in the second quarter of fiscal 1997. For the first six months, operating expenses increased 12.9% to $26.2 million from $23.2 million in the first six months of fiscal 1997. Operating expenses for both periods increased due primarily to increased sales and staffing levels. Operating expenses as a percentage of net sales decreased to 22.7% from 23.0% in the prior year second quarter. For the first six months, operating expenses increased to 22.4% from 22.1% in the prior year period. The increase in operating expenses for the first six months, as a percentage of net sales, is primarily due to an increase in selling expenses as the Company continues to aggressively expand its Corporate and Sports Specialty divisions.

     EBITDA. EBITDA for the second quarter of fiscal 1998 increased 4.5% to $11.7 million from $11.2 million in the second quarter of fiscal 1997. For the first six months, EBITDA increased 8.8% to $25.9 million from $23.8 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of the net sales and related gross profit increase partially offset by the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 20.7% from 21.8% in the second quarter of fiscal 1997. For the first six months of fiscal 1998, EBITDA decreased to 22.2% from 22.7% in the first six months of fiscal 1997. The decrease in margin for both periods reflects the changes in gross profit and an increase in operating expenses, as described above.

     Operating Income. Operating income for the second quarter of fiscal 1998 increased 6.8% to $11.0 million from $10.3 million in the second quarter of fiscal 1997. For the first six months, operating income increased 10.4% to $24.4 million from $22.1 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of the net sales increase described above. Operating income as a percentage of net sales decreased for the first quarter of fiscal 1998 to 19.4% from 20.0% in fiscal 1997, and to 20.9% for the six month period of fiscal 1998 from 21.1% in the first six months of fiscal 1997. The decrease as a percentage of net sales is due to the decrease in margin as a percentage of sales for the second quarter as noted above in addition to the increase in operating expenses as a percentage of net sales.

     Other Income (Expense). Other expense for the second quarter of fiscal 1998 increased to $5.2 million from $709,000 in the second quarter of fiscal 1997. For the first six months of fiscal 1998, other expense increased to $10.0 million from $1.4 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes and borrowings under the Company's $115 million New Credit Agreement. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

     Income Taxes. An income tax provision of $2.4 million was recorded for the second quarter of fiscal 1998 and $5.9 million for the first six months due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes.

     Net Income. Net income for the second quarter of fiscal 1998 was $3.4 million compared to $9.6 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, net income was $8.5 million compared to $20.7 million in the first six months of fiscal 1997. The decrease in net income for both periods is primarily the result of interest expense and income taxes, as mentioned above.


Liquidity and Capital Resources

     Cash provided by operating activities for the first six months of fiscal 1998 was $5.7 million compared to $19.0 million in the first six months of fiscal 1997. The decrease in cash provided by operating activities between the two periods resulted from a decrease in net income, as previously discussed, in addition to increased accounts receivable due to a 11.5% increase in sales compared to the prior year period.

     Cash used by investing activities in the first six months of fiscal 1998 was $618,000 compared to cash used of $2.1 million in the first six months of fiscal 1997. The decrease in cash used was a result of a decrease in capital expenditure purchases from $2.1 million in the first six months of fiscal 1997 to $885,000 in the first six months of fiscal 1998.

     Cash used by financing activities for the first six months of fiscal 1998 was $5.6 million compared to cash used of $16.3 million in the first six months of fiscal 1997. The decrease in cash used compared to the prior year period is due to Subchapter S distributions to Winning Ways shareholders in the prior year period. Due to the recapitalization transactions, as previously discussed, the Company changed from S-Corporation status to C-Corporation status for income tax reporting purposes.

     The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. While the Company is currently evaluating its future capital requirements, no material capital commitments existed as of quarter end. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which no borrowings were outstanding as of January 2, 1998 and approximately $19.4 million was utilized for outstanding commercial and stand-by letters of credit).

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

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


GFSI, INC.

FEBRUARY 17, 1998               /s/ ROBERT G. SHAW

-----------------             ---------------------------------------
Date                          Robert G. Shaw, Sr. Vice President of Finance and
                              Principal Accounting Officer