Form 10-Q
period 1998-04-03
GFSI INC
filed 1998-05-18
CIK 1036327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998
                               -----------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number                333-24189
                      ----------------------------

                                  GFSI, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

             Delaware                                     74-2810748
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
           or organization)                            Identification No.)

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

Common stock, $0.01 par value per share - 10,000 shares issued and outstanding as of May 1, 1998.

                                  GFSI, INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended April 3, 1998
                                     INDEX

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

GFSI, INC.
BALANCE SHEETS
 (UNAUDITED)
(In thousands, except share data)

                                                      June 27,    April 3,
                                                        1997        1998
                                                     ---------    ----------
Assets
Current assets:

  Cash & cash equivalents                            $  1,117     $  1,107
  Accounts receivable, net                             23,687       31,384
  Inventories, net                                     37,562       34,755
  Prepaid expenses and other current assets             1,286        1,035
  Deferred income taxes                                   926          822
                                                     ---------    ---------
Total current assets                                   64,578       69,103

Property, plant and equipment, net                     21,548       20,992

Other assets:

  Deferred financing costs, net                         9,661        8,792
  Other                                                     4            6
                                                     ---------    ---------
Total assets                                         $ 95,791     $ 98,893
                                                     =========    =========

Liabilities and stockholders'
  equity (deficit) Current liabilities:

  Accounts payable                                   $ 12,199     $ 11,263
  Accrued interest expense                              4,236        1,496
  Accrued expenses                                      5,543        7,556
  Income taxes payable                                    338          600
  Current portion of long-term debt                     3,375        4,875
                                                     ---------    ---------
Total current liabilities                              25,691       25,790

Deferred income taxes                                   1,436        1,436
Revolving credit agreement                              3,000          --
Other long-term obligations                               450          300
Long-term debt, less current portion                  186,625      181,750

Stockholders' equity (deficit):

  Common stock, $.01 par value, 10,000                    --           --
    shares authorized, issued and outstanding
    at April 3, 1998 and June 27, 1997
  Additional paid-in capital                           49,939       51,727
  Accumulated deficit                                (171,350)    (162,110)
                                                     ---------    ---------
Total stockholders' deficit                          (121,411)    (110,383)
                                                     ---------    ---------
Total liabilities and stockholders' deficit          $ 95,791     $ 98,893
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

GFSI, INC.
STATEMENTS OF INCOME
 (UNAUDITED)
(In thousands)

                                                                      Quarter Ended          Nine Months Ended
                                                                   March 28,   April 3,    March 28,     April 3,
                                                                     1997        1998        1997          1998
                                                                   ---------  ---------   ----------   -----------
Net sales                                                          $39,371     $48,574     $144,182      $165,477
Cost of sales                                                       20,664      26,441       80,122        92,728
                                                                   --------    --------    ---------     ---------
Gross profit                                                        18,707      22,133       64,060        72,749

Operating expenses:
  Selling                                                            4,248       6,230       14,654        18,076
  General and administrative                                         6,353       8,071       19,181        22,411
                                                                   --------    --------    ---------     ---------
                                                                    10,601      14,301       33,835        40,487
                                                                   --------    --------    ---------     ---------
Operating income                                                     8,106       7,832       30,225        32,262

Other income (expense):
  Interest expense                                                  (1,874)     (4,621)      (3,339)      (14,595)
  Other, net                                                            17           7           60           (22)
                                                                   --------    --------    ---------     ---------
                                                                    (1,857)     (4,614)      (3,279)      (14,617)
                                                                   --------    --------    ---------     ---------
Income before income taxes and extraordinary item                    6,249       3,218       26,946        17,645

Provision for income taxes                                           1,319       1,346        1,319         7,264
                                                                   --------    --------    ---------     ---------
Income before extraordinary item                                     4,930       1,872       25,627        10,381

Extraordinary item, net of tax benefit of $989 for the period
   ended March 28, 1997                                              1,484                    1,484
                                                                   --------    --------    ---------     ---------

Net income                                                         $ 3,446     $ 1,872       24,143      $ 10,381
                                                                   ========    ========    =========     =========

See notes to financial statements.

GFSI, INC.
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

(In thousands)                                                             Nine Months Ended
                                                                          March 28,  April 3,
                                                                            1997       1998
                                                                          ---------  --------
Cash flows from operating activities:

Net income                                                                $24,143     $10,381
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                           2,444       2,185
    Amortization of deferred financing costs                                  100         868
    (Gain) loss on sale or disposal  of property,                             (25)         15
      plant and equipment
    Deferred income taxes                                                     994         104
    Increase in cash value of life insurance                                 (920)
   Extraordinary loss on early extinguishment of
     debt 2,473 Changes in operating assets and liabilities:
      Accounts receivable, net                                             (2,979)     (7,696)
      Inventories, net                                                       (103)      2,808
      Prepaid expenses, other current assets and other assets                (208)        249
      Income taxes payable                                                   (665)        262
      Accounts payable, accrued expenses and other
        long-term obligations                                                 567      (1,813)
                                                                         ---------  ----------
Net cash provided by operating activities                                  25,821       7,363

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment                        946         323
  Purchases of property, plant and equipment                               (2,511)     (1,968)
                                                                         ---------  ----------
Net cash used in investing activities                                      (1,565)     (1,645)

Cash flows from financing activities:
  Net changes to short-term borrowings and revolving credit agreement      (4,000)     (3,000)
  Issuance of senior subordinated notes                                   125,000
  Proceeds from long-term debt                                             67,000
  Payments on long-term debt                                              (24,276)     (3,375)
  Cash paid for penalties related to early extinguishment of debt          (2,390)
  Cash paid for financing costs                                            (9,952)
  Distributions to stockholders                                           (48,407)
  Distributions and recapitalization of Winning Ways, Inc.               (173,143)
  Issuance of Common Stock to GFSI Holdings, Inc.                          49,939
  Proceeds from sale of treasury stock                                      1,402
  Capital contribution from GFSI Holdings, Inc.                                         1,788
  Distributions to GFSI Holdings, Inc.                                                 (1,141)
                                                                         ---------  ----------
Net cash used in financing activities                                     (18,827)     (5,728)
                                                                         ---------  ----------
Net increase (decrease) in cash and cash equivalents                        5,429         (10)

Cash and cash equivalents at beginning of period                              140       1,117
                                                                         ---------  ----------

Cash and cash equivalents at end of period                                 $5,569      $1,107
                                                                         =========  ==========

Supplemental cash flow information:

  Interest paid                                                           $ 2,207    $ 16,503
                                                                         =========  ==========
  Income taxes paid                                                           $ -     $ 5,694
                                                                         =========  ==========

Supplemental schedule of non-cash financing activities:

Distributions payable to Winning Ways, Inc.
     stockholders                                                        $ 10,022
                                                                         =========

See notes to financial statements.

                                   GFSI, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 3, 1998

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

           Effective January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc., the results of which are included in the accompanying financial statements.

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

           The transactions are reflected in the accompanying unaudited financial statements of the Company as of and for the quarter ended April 3, 1998 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.

           Subsequent to the recapitalization transactions described above, the Company became a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. In addition, Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of 11.375% Holdings Subordinated Discount Notes due 2009 (the "Subordinated Discount Notes") which were issued by Holdings in September, 1997 and purchased by institutional investors through a Rule 144A private placement (the "Old Offering"). In the Old Offering certain holders of the Holdings Subordinated Notes and Holdings Preferred Stock issued and sold units (the "Units") consisting of Subordinated Discount Notes and 11.375% Series D Preferred Stock due 2009 (the "Preferred Stock") which were exchangeable at the option of Holdings any time on or after September 29, 1997 into a like amount of 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged into Old Notes (the "Old Exchange"). Holdings did not receive any proceeds from the sale or exchange of the Units. Holdings' Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange (the "New Exchange") of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes") registered under the Securities Act, for a like amount of the Old Notes. Holdings did not receive any proceeds from the New Exchange. The Discount Notes were issued to repay $25.0 million of Holdings Subordinated Notes and $25.0 million of Holdings Preferred Stock and accrued dividends. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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

           In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of internal use computer software at various stages of development. This SOP is effective for fiscal years beginning after December 15, 1998. The Company has not yet determined what effect implementation of the SOP will have on its financial position, results of operations or cash flows.

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

      On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc., to provide a retail outlet for the Company's sportswear and activewear. Event 1 is anticipated to provide increasing sales for the Company's products at higher margins. Operating expenses are also anticipated to increase due to site fees and royalties included in the concessionaire agreement with the National Collegiate Athletic Association.

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

SALES DIVISIONS

      The Company markets its products, which include custom designed fleecewear, jackets, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage, through five sales divisions.

      The Resort Division (29.3% of year-to-date fiscal 1998 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.

      The Corporate Division (34.2% of year-to-date fiscal 1998 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.

      The College Bookstore Division (22.5% of year-to-date fiscal 1998 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.

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

      The Event 1 Division (2.3% of year-to-date fiscal 1998 net sales), established in the third quarter of fiscal 1998, has entered into an exclusive agreement with the National Collegiate Athletic Association
      (NCAA) to become the official concessionaire for all NCAA events. Additionally, the division has agreements with various conferences in the NCAA.

           THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                      Quarter Ended                               Nine Months Ended
                             March 28, 1997     April 3, 1998            March  28, 1997    April 3, 1998
                             --------------     -------------            ---------------    -------------
Resort                      $14,836  37.7%      $14,048   28.9%          $ 50,836   35.2%   $ 48,476  29.3%
Corporate                    14,457  36.7%       18,328   37.7%            42,318   29.4%     56,614  34.2%
Bookstore                     6,670  16.9%        7,316   15.1%            34,001   23.6%     37,304  22.5%
Sports Specialty              2,513   6.4%        3,164    6.5%             7,899    5.5%     10,614   6.4%
Event 1                                           3,721    7.7%                                3,721   2.3%
Other                           895   2.3%        1,997    4.1%             9,128    6.3%      8,748   5.3%
                            -------            --------                  --------           --------
Total                       $39,371            $48,574                   $144,182           $165,477
                            =======            ========                  ========           ========

RESULTS OF OPERATIONS

      The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and nine month periods ended March 28, 1997 and April 3, 1998:

                                 Quarter Ended             Nine Months Ended
                            March 28,     April 3,      March 28,      April 3,
                              1997         1998           1997          1998
                            ---------    --------       ---------      --------
Net sales                    100.0%       100.0%         100.0%         100.0%
Gross profit                  47.5         45.6           44.4           44.0
EBITDA                        22.8         17.6           22.7           20.8
Operating income              20.6         16.1           21.0           19.5

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED APRIL 3, 1998 AND MARCH 28, 1997.

      Net Sales. Net sales for the third quarter of fiscal 1998, the three months ended April 3, 1998, increased 23.4% to $48.6 million from $39.4 million in the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 increased 14.8% to $165.5 million from $144.2 million in the first nine months of fiscal 1997. The increase in net sales for both periods primarily reflects increases in net sales at the Company's Corporate, Sports Specialty and Bookstore divisions for the nine months of 33.8%, 34.4% and 9.7%, respectively, and the net sales for the Company's Event 1 division for the quarter ended April 3, 1998 of $3.7 million. These increases in net sales were partially offset by a 4.6% decrease in net sales for the nine month period at the Resort division. These increases were driven primarily by volume increases in both periods due to continued account expansion and the introduction of new product lines through each distribution channel. The decrease in the Resort division was due to fluctuations in business with our top 10 Resort customers primarily attributed to poor climatic conditions.

      Gross Profit. Gross profit for the third quarter of fiscal 1998 increased 18.3% to $22.1 million from $18.7 million in the third quarter of fiscal 1997. Gross profit for the first nine months of fiscal 1998 increased 13.6% to $72.7 million from $64.0 million in the first nine months of fiscal 1997. The increase in gross profit is primarily a result of the net sales increase described above. For the third quarter of fiscal 1998, gross profit as a percentage of net sales slightly decreased to 45.6% compared to 47.5% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and fiscal 1997, gross profit as a percentage of net sales was 44.0% and 44.4%, respectively. The slight decrease in gross profit for the third quarter reflects an increase in embroidery costs compared to the third quarter of fiscal 1997.

      Operating Expenses. Operating expenses for the third quarter of fiscal 1998 increased 34.9% to $14.3 million from $10.6 million in the third quarter of fiscal 1997. For the first nine months, operating expenses increased 19.7% to $40.5 million from $33.8 million in the first nine months of fiscal 1997. Operating expenses for both periods increased due primarily to increased staffing levels and the additional site fees and royalities incurred by the Event 1 division. Operating expenses as a percentage of net sales increased to 29.4% from 26.9% in the prior year third quarter. For the first nine months, operating expenses increased to 24.5% from 23.5% in the prior year period. The increase in operating expenses for the first nine months, as a percentage of net sales, is primarily due to the Event 1 site fees and royalties incurred in the third quarter of fiscal 1998.

      EBITDA. EBITDA for the third quarter of fiscal 1998 decreased 4.9% to $8.5 million from $9.0 million in the third quarter of fiscal 1997. For the first nine months, EBITDA increased 5.1% to $34.5 million from $32.8 million in the first nine months of fiscal 1997. The increase for the nine month period is primarily a result of the net sales and related gross profit increase partially offset by the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 17.6% from 22.8% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, EBITDA decreased to 20.8% from 22.7% in the first nine months of fiscal 1997. The decrease in margin for both periods reflects the changes in gross profit and an increase in operating expenses, as described above.

      Operating Income. Operating income for the third quarter of fiscal 1998 decreased 3.4% to $7.8 million from $8.1 million in the third quarter of fiscal 1997. The decrease is attributable to the changes in gross profit and the increase in operating expenses described above. For the first nine months, operating income increased 6.7% to $32.3 million from $30.2 million in the first nine months of fiscal 1997. The increase for the nine month period is primarily a result of the net sales increase described above. Operating income as a percentage of net sales decreased for the third quarter of fiscal 1998 to 16.1% from 20.6% in fiscal 1997, and to 19.5% for the nine month period of fiscal 1998 from 21.0% in the first nine months of fiscal 1997. The decrease as a percentage of net sales is due to the decrease in margin as a percentage of sales for the third quarter in addition to the increase in operating expenses as a percentage of net sales as noted above.

      Other Income (Expense). Other expense for the third quarter of fiscal 1998 increased to $4.6 million from $1.9 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, other expense increased to $14.6 million from $3.3 million in the first nine months of fiscal 1997. The increase for both periods is primarily a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes and borrowings under the Company's $115 million New Credit Agreement. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

      Income Taxes. The effective income tax rates for the quarters ended April 3, 1998 and March 28, 1997 were 41.8% and 21.1%, respectively. The fiscal 1997 rate is attributed to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes.

      Net Income. Net income for the third quarter of fiscal 1998 was $1.9 million compared to $3.4 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, net income was $10.4 million compared to $24.1 million in the first nine months of fiscal 1997. The decrease in net income for both periods is primarily the result of interest expense and income taxes, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first nine months of fiscal 1998 was $7.4 million compared to $25.8 million in the first nine months of fiscal 1997. The decrease in cash provided by operating activities between the two periods primarily resulted from a decrease in net income, as previously discussed, in addition to increased accounts receivable due to a 14.8% increase in sales compared to the prior year period.

      Cash used by investing activities in the first nine months of fiscal 1998 was $1.6 million, consistent with cash used by investing activities in the first nine months of fiscal 1997.

      Cash used by financing activities for the first nine months of fiscal 1998 was $5.7 million compared to cash used of $18.8 million in the first nine months of fiscal 1997. The decrease in cash used compared to the prior year period is due to Subchapter S distributions to Winning Ways shareholders in the prior year period. Due to the recapitalization transactions, as previously discussed, the Company changed from S-Corporation status to C-Corporation status for income tax reporting purposes.

      The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. While the Company is currently evaluating its future capital requirements, no material capital commitments existed as of quarter end. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which no borrowings were outstanding as of April 3, 1998 and approximately $26.1 million was utilized for outstanding commercial and stand-by letters of credit).

      The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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

SEASONALITY AND INFLATION

      The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline. Cash requirements of Event 1 are anticipated to be seasonal, with increasing sales and profitability in the third quarter of fiscal years.

      The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------

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



GFSI, INC.

May 18, 1998                   /s/  ROBERT G. SHAW
--------------------           -------------------------------------------------
Date                           Robert G. Shaw, Sr. Vice President of Finance and
                               Principal Accounting Officer