Form 10-Q
period 1998-10-02
GFSI INC
filed 1998-11-13
CIK 1036327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998
                               ---------------

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                        333-24189
                       --------------------------------

                                   GFSI, INC.
                                   ----------
              (Exact name of registrant specified in its charter)


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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 1998

                           GFSI, INC. AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 2, 1998
                                     INDEX



                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Consolidated Balance Sheets                              3
          Consolidated Statements of Income                        4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                           8

PART II - OTHER INFORMATION                                       12

SIGNATURE PAGE                                                    13

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                               July 3,    October 2,
                                                                                 1998        1998
                                                                              ----------  -----------
ASSETS
Current assets:
     Cash & cash equivalents                                                  $   1,346    $   3,576
     Accounts receivable, net                                                    27,774       37,272
     Inventories, net                                                            44,298       43,406
     Prepaid expenses and other current assets                                    1,187        1,050
     Deferred income taxes                                                        1,679        1,709
                                                                              ---------    ---------
Total current assets                                                             76,284       87,013
Property, plant and equipment, net                                               21,243       21,000
Other assets:
     Deferred financing costs, net                                                8,503        8,215
     Other                                                                            5            5
                                                                              ---------    ---------
Total assets                                                                  $ 106,035    $ 116,233
                                                                              =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                         $   8,409    $   7,651
     Accrued interest expense                                                     4,521        1,677
     Accrued expenses                                                             8,614        8,816
     Income taxes payable                                                         1,056        3,342
     Current portion of long-term debt                                            5,050        5,426
                                                                              ---------    ---------
Total current liabilities                                                        27,650       26,912
Deferred income taxes                                                             1,234        1,234
Revolving credit agreement                                                        5,600       14,900
Other long-term obligations                                                         300          150
Long-term debt, less current portion                                            180,878      179,236

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
      issued and outstanding at July 3, 1998 and October 2, 1998                     --           --

     Additional paid-in capital                                                  51,728       51,728
     Accumulated deficiency                                                    (161,355)    (157,927)
                                                                              ---------    ---------
Total stockholder's deficiency                                                 (109,627)    (106,199)
                                                                              ---------    ---------
Total liabilities and stockholder's equity (deficiency)                       $ 106,035    $ 116,233
                                                                              =========    =========

NOTE: The consolidated balance sheet at July 3, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                   Quarter Ended

                                   September 26,   October 2,
                                        1997           1998
                                   --------------  -----------
Net sales                                $60,362      $60,045
Cost of sales                             33,539       34,272
                                         -------      -------
Gross profit                              26,823       25,773

Operating expenses:
     Selling                               6,505        6,442
     General and administrative            6,840        8,725
                                         -------      -------
                                          13,345       15,167
                                         -------      -------

Operating income                          13,478       10,606

Other income (expense):
     Interest expense                     (4,839)      (4,913)
     Other, net                               --           35
                                         -------      -------
                                          (4,839)      (4,878)
Income before income taxes               -------      -------
                                           8,639        5,728

Provision for income taxes                 3,542        2,300
                                         -------      -------

Net income                               $ 5,097      $ 3,428
                                         =======      =======


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousand)

                                                                            Quarter Ended

                                                                            September 26,   October 2,
                                                                                 1997          1998
                                                                            --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  5,097      $ 3,428
Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation                                                                     706          765
     Amortization of deferred financing costs                                         291          289
     Gain on sale or disposal of property, plant and equipment                         --          (28)
     Deferred income taxes                                                            353          (29)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                     (15,406)      (9,499)
     Inventories, net                                                                 472          892
     Prepaid expenses, other current assets and other assets                          307          137
     Income taxes payable                                                           3,188        2,286
     Accounts payable, accrued expenses and other
         long-term obligations                                                     (4,347)      (3,551)
                                                                                 --------      -------
Net cash used in operating activities                                              (9,339)      (5,310)
                                                                                 --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property, plant and equipment                              39          183
     Purchases of property, plant and equipment                                      (418)        (678)
                                                                                 --------      -------
Net cash used in investing activities                                                (379)        (495)
                                                                                 --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net changes to short-term borrowings and revolving credit agreement            9,000        9,300
     Proceeds from long-term debt                                                      --           --
     Payments on long-term debt                                                        --       (1,265)
     Capital contribution from GFSI Holdings, Inc.                                    788           --
     Distributions to GFSI Holdings, Inc.                                          (1,141)          --
                                                                                 --------      -------
Net cash provided by financing activities                                           8,647        8,035
                                                                                 --------      -------
Net increase (decrease) in cash and cash equivalents                               (1,071)       2,230
Cash and cash equivalents at beginning of period                                    1,117        1,346
                                                                                 --------      -------
Cash and cash equivalents at end of period                                       $     46      $ 3,576
                                                                                 ========      =======
Supplemental cash flow information
     Interest paid                                                               $  6,677      $ 7,430
                                                                                 ========      =======
     Income taxes paid                                                      $       --         $    33
                                                                                 ========      =======

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 2, 1998

1.   Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements of GFSI, Inc. (The "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, Event 1, Inc. ("Event 1"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended July 3, 1998 included in the Company's Annual Report on Form 10-K.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Recapitalization Transaction
     ----------------------------

  On October 31, 1996, the Board of Directors of Winning Ways, Inc. ("Winning Ways") executed a letter of intent to enter into a transaction with The Jordan Company. The Transaction included the formation of a holdings company, GFSI Holdings, Inc. ("Holdings") and the Company, a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and the Company acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into the Company with the Company as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of the Equity Contribution, as described below.

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and JZEP PLC (collectively the "Jordan Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to the Company (the "Equity Contribution"); (ii) the Company entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and
(iii) the Company issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of
(i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.


Subsequent to the recapitalization transactions described above, the Company became a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company and to provide funds to service the indebtedness represented by the $50.0 million Holdings Series B Senior Discount Notes due 2009. Holdings Series B Senior Discount Notes do not have an annual cash requirement until 2005. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


3.   Commitments and Contingencies
     -----------------------------

  The Company, in the normal course of business, may be threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.

  Various state and local taxing authorities have examined, or are in the process of examining the Company's sales and use tax returns. The Company is currently reviewing the status and the results of such examinations, including the methods used by certain state taxing authorities in calculating the sales tax assessments and believes that it has accrued an amount adequate to cover the assessments.


4.   New Accounting Standards
     ------------------------

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

  The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 3, 1998. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


     THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                     Quarter Ended

                       September 26,1997        October 2, 1998
                     ---------------------    -------------------
Resort                $18,684  31.0%           $17,256   28.7%
Corporate              16,569  27.4%            19,257   32.1%
College Bookstore      19,342  32.0%            18,193   30.3%
Sports Specialty        3,601   6.0%             3,270    5.4%
Event 1                                            178     .3%
Other                   2,166   3.6%             1,891    3.2%
                      -------                  -------
Total                 $60,362                  $60,045
                      =======                  =======



RESULTS OF OPERATIONS

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters ended September 26, 1997 and October 2, 1998.

                    Quarter Ended

                    September 26,   October 2,
                         1997          1998
                    --------------  -----------
Net sales               100.0%         100.0%
Gross profit             44.4           42.9
EBITDA                   23.5           18.9
Operating income         22.3           17.7



  EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997.

     Net Sales. Net sales for the first quarter of fiscal 1999, the three months ended October 2, 1998, decreased .5% to $60.0 million from $60.4 million in the first quarter of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales at the Company's Resort, College Bookstore and Sports Specialty divisions of 7.6%, 5.9% and 9.2% respectively. These decreases in net sales were partially offset by an increase in net sales in the Company's Corporate division of 16.2% and the Event 1 subsidiary sales of $178,000 for the quarter ended October 2, 1998.

     Gross Profit. Gross profit for the first quarter of fiscal 1999 decreased 3.9% to $25.8 million from $26.8 million in the first quarter of fiscal 1998. The decrease in gross profit is primarily a result of the net sales decrease described above and an increase in production costs during the first quarter of fiscal year 1999 due primarily to a change in the production mix to more
embroidered units which are more costly to produce.   For the first quarter of
fiscal 1999, gross profit as a percentage of net sales decreased to 42.9% compared to 44.4% in the first quarter of fiscal 1998.

     Operating Expenses. Operating expenses for the first quarter of fiscal 1999 increased 13.7% to $15.2 million from $13.3 million in the first quarter of fiscal 1998. Increases in operating expenses are primarily attributable to increased staffing levels, and to costs associated with Event 1 activities. Operating expenses as a percentage of net sales increased to 25.3% from 22.0% in the prior year first quarter.

     EBITDA. EBITDA for the first quarter of fiscal 1999 decreased 19.8% to $11.4 million from $14.2 million in the first quarter of fiscal 1998. The decrease for the period is primarily a result of the decrease in net sales and related gross profit and the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 18.9% from 23.5% in the first quarter of fiscal 1998.

     Operating Income. Operating income for the first quarter of fiscal 1999 decreased 21.3% to $10.6 million from $13.5 million in the first quarter of fiscal 1998. The decrease is attributable to the changes in gross profit and the increase in operating expenses described above. Operating income as a percentage of net sales deceased for the first quarter of fiscal 1999 to 17.7% from 22.3% in fiscal 1998.

     Other Income (Expense).   Other expense for the first quarter of fiscal
1999 increased to $4.9 million from $4.8 million in the first quarter of fiscal 1998. The increase for the period is primarily a result of increased interest expense associated with borrowings under the Company's $115 million Credit Agreement. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

     Income Taxes. The effective income tax rates for the quarters ended October 2, 1998 and September 26, 1997 were 40.2% and 41.0%, respectively.

     Net Income.   Net income for the first quarter of fiscal 1999 was $3.4
million compared to $5.1 million in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities for the first quarter of fiscal 1999 was $5.3 million compared to $9.3 million in the first quarter of fiscal 1998. The change in cash provided by operating activities between the two periods resulted from a decrease in net income for the period and changes in working capital account balances in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal 1998.

  Cash used by investing activities in the first quarter of fiscal 1999 was
$495,000 compared to $379,000 in the first quarter of 1998.   The cash used in
both periods was related to acquisitions of property, plant and equipment.

  Cash provided by financing activities for the first quarter of fiscal 1999 was $8.0 million compared to $8.6 million in the first quarter of fiscal 1998. Cash flows from borrowings under the revolving credit agreement were relatively consistent during the two periods, however, during the first quarter of fiscal 1998, the Company also had a capital contribution of $788,000 which did not recur during the first quarter of fiscal year 1999.

  The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities
in 2007, although no assurance can be given in this regard.   Under the Credit
Agreement, the Revolver provides $50 million of revolving credit availability (of which $14.9 million was outstanding as of October 2, 1998 and approximately $18.1 million was utilized for outstanding commercial and stand-by letters of credit).

  Holdings is dependent upon the cash flows of the Company to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


DERIVATIVE AND MARKET RISK DISCLOSURE

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


SEASONALITY AND INFLATION

  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are
expected to decline.   Cash requirements of Event 1 are anticipated to be
seasonal, with increasing sales and profitability in the third and fourth quarters of fiscal years.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 25, 1998.

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


GFSI,  INC.
November 13, 1998
                       /s/ ROBERT G. SHAW
                       -------------------------------------------------
                       Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer