Form 10-Q
period 1999-01-01
GFSI INC
filed 1999-03-09
CIK 1036327

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1999.
                               ----------------

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number            333-24189
                       --------------------------------

                                   GFSI, INC.
                                   ----------
              (Exact name of registrant specified in its charter)


               Delaware                               74-2810748
 -----------------------------------------    --------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 1999.

                           GFSI, INC. AND SUBSIDIARY
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended January 1, 1999
                                     INDEX



                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets                         3
              Consolidated Statements of Income                   4
              Consolidated Statements of Cash Flows               5
              Notes to Consolidated Financial Statements          6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                          7

PART II - OTHER INFORMATION                                      12

SIGNATURE PAGE                                                   13

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                July 3,    January 1,
                                                                                 1998         1999
                                                                               ----------  -----------
Assets
Current assets:

     Cash & cash equivalents                                                  $   1,346    $   5,129
     Accounts receivable, net of allowance for doubtful accounts of              27,774       35,327
          $636 and $1,188, respectively
     Inventories, net                                                            44,298       35,920
     Prepaid expenses and other current assets                                    1,187          986
     Deferred income taxes                                                        1,679        1,899
                                                                              ---------    ---------
Total current assets                                                             76,284       79,261
Property, plant and equipment, net                                               21,243       20,550
Other assets:
     Deferred financing costs, net                                                8,503        7,926
     Other                                                                            5           10
                                                                              ---------    ---------
Total assets                                                                  $ 106,035    $ 107,747
                                                                              =========    =========

Liabilities and stockholder's equity (deficiency)
Current liabilities:

     Accounts payable                                                         $   8,409    $   7,819
     Accrued interest expense                                                     4,521        4,376
     Accrued expenses                                                             8,614        8,643
     Income taxes payable                                                         1,056        3,433
     Current portion of long-term debt                                            5,050        5,802
                                                                              ---------    ---------
Total current liabilities                                                        27,650       30,073
Deferred income taxes                                                             1,234        1,342
Revolving credit agreement                                                        5,600        1,000
Other long-term obligations                                                         300          150
Long-term debt, less current portion                                            180,878      177,899

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
      issued and outstanding at July 3, 1998 and January 1, 1999                     --           --
     Additional paid-in capital                                                  51,728       51,728
     Accumulated deficiency                                                    (161,355)    (154,445)
                                                                              ---------    ---------
Total stockholder's deficiency                                                 (109,627)    (102,717)
                                                                              ---------    ---------
Total liabilities and stockholder's equity (deficiency)                       $ 106,035    $ 107,747
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

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                 Quarter Ended             Six Months Ended
                                   January 2,      January 1,   January 2,    January 1,
                                     1998            1999         1998          1999
                                   -----------     -----------  -----------  -----------

Net sales                             $56,541        $55,377      $116,903     $115,422
Cost of sales                          32,748         30,497        66,287       64,769
                                      -------        -------      --------     --------
Gross profit                           23,793         24,880        50,616       50,653

Operating expenses:
     Selling                            5,341          5,688        11,846       12,130
     General and administrative         7,500          8,743        14,340       17,468
                                      -------        -------      --------     --------
                                       12,841         14,431        26,186       29,598
                                      -------        -------      --------     --------
Operating income                       10,952         10,449        24,430       21,055

Other income (expense):
     Interest expense                  (5,135)        (4,668)       (9,974)      (9,581)
     Other, net                           (29)            25           (29)          60
                                      -------        -------      --------     --------
                                       (5,164)        (4,643)      (10,003)      (9,521)
                                      -------        -------      --------     --------
Income before income taxes              5,788          5,806        14,427       11,534

Provision for income taxes              2,376          2,324         5,918        4,624
                                      -------        -------      --------     --------

Net income                            $ 3,412        $ 3,482      $  8,509     $  6,910
                                      =======        =======      ========     ========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousand)

                                                                                Six Months Ended
                                                                            January 2,   January 1,
                                                                               1998         1999
                                                                            -----------  -----------
Cash flows from operating activities:
Net income                                                                     $ 8,509      $ 6,910
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation                                                                1,468        1,516
     Amortization of deferred financing costs                                      580          576
     Loss on sale or disposal of property, plant and equipment                      30           71
     Deferred income taxes                                                         129         (112)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                   (7,546)      (7,553)
     Inventories, net                                                            3,701        8,379
     Prepaid expenses, other current assets and other assets                       570          194
     Income taxes payable                                                        1,000        2,377
     Accounts payable, accrued expenses and other
         long-term obligations                                                  (2,730)        (854)
                                                                               -------      -------
Net cash provided by operating activities                                        5,711       11,504
                                                                               -------      -------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                          267          183
     Purchases of property, plant and equipment                                   (885)      (1,077)
                                                                               -------      -------
Net cash used in investing activities                                             (618)        (894)
                                                                               -------      -------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement        (3,000)      (4,600)
     Payments on long-term debt                                                 (2,250)      (2,227)
     Capital contribution from GFSI Holdings, Inc.                                 788           --
     Distributions to GFSI Holdings, Inc.                                       (1,141)          --
                                                                               -------      -------
Net cash used in financing activities                                           (5,603)      (6,827)
                                                                               -------      -------
Net increase (decrease) in cash and cash equivalents                              (510)       3,783
Cash and cash equivalents at beginning of period                                 1,117        1,346
                                                                               -------      -------
Cash and cash equivalents at end of period                                     $   607      $ 5,129
                                                                               =======      =======
Supplemental cash flow information:
     Interest paid                                                             $ 8,343      $ 9,076
                                                                               =======      =======
     Income taxes paid                                                         $ 4,788      $ 2,346
                                                                               =======      =======

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 1, 1999

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


3.   New Accounting Standards
     ------------------------

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

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 presentation:

                                        Quarter Ended            Six Months Ended

                     January 2, 1998   January 1, 1999   January 2, 1998   January 1,1999
                     ---------------   ---------------   ---------------   ---------------
Resort                $15,744  27.9%   $15,276   27.6%   $ 34,428  29.4%   $ 32,532  28.2%
Corporate              21,717  38.4%    21,946   39.6%     38,286  32.8%     41,203  35.7%
College Bookstore      10,646  18.8%     9,917   17.9%     29,988  25.6%     28,110  24.4%
Sports Specialty        3,849   6.8%     3,559    6.4%      7,450   6.4%      6,829   5.9%
Event 1                 2,978   5.2%     3,355    6.1%      3,167   2.7%      3,533   3.1%
Other                   1,607   2.9%     1,324    2.4%      3,584   3.1%      3,215   2.7%
                      -------          -------           --------          --------
Total                 $56,541          $55,377           $116,903          $115,422
                      =======          =======           ========          ========

                             Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended January 2, 1998 and January 1, 1999.

                                  Quarter Ended      Six Months Ended

                       January 2,   January 1,    January 2,     January 1,
                          1998        1999          1998           1999
                      ------------ ------------  ------------  ------------
Net sales                100.0%       100.0%        100.0%         100.0%
Gross profit              42.1         44.9          43.3           43.9
EBITDA                    20.7         20.2          22.2           19.6
Operating income          19.4         18.9          20.9           18.2

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


Comparison of Operating Results for the Quarters and Six Month Periods Ended January 1, 1999 and January 2, 1998.

     Net Sales. Net sales for the second quarter of fiscal 1999, the three months ended January 1, 1999, decreased 2.1% to $55.4 million from $56.5 million in the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 decreased 1.3% to $115.4 million from $116.9 million in the first six months of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales for the six months ended January 1, 1999 at the Company's Resort, College Bookstore and Sports Specialty divisions of 5.5%, 6.3% and 8.3% respectively. The decreases in net sales at the Resort and College Bookstore divisions are primarily attributable to unseasonably warm fall and winter temperatures in most of the country and the decrease at the Sports Specialty division is primarily attributable to the NBA strike. These decreases in net sales were partially offset by an increase in net sales in the Company's Corporate division and Event 1 subsidiary of 7.6% and 11.6%, respectively, for the six months ended January 1, 1999.

     Gross Profit. Gross profit for the second quarter of fiscal 1999 increased 4.6% to $24.9 million from $23.8 million in the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1999 increased .1% to $50.7 million from $50.6 million in the first six months of fiscal 1998. The increase in gross profit is primarily a result of reductions in material costs
realized in the second quarter of fiscal year 1999.   For the second quarter of
fiscal 1999, gross profit as a percentage of net sales increased to 44.9% compared to 42.1% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit as a percentage of net sales increased to 43.9% compared to 43.3% in the first six months of fiscal 1998.

     Operating Expenses. Operating expenses for the second quarter of fiscal 1999 increased 12.4% to $14.4 million from $12.8 million in the second quarter of fiscal 1998. For the first six months, operating expenses increased 13.0% to $29.6 million from $26.2 million in the first six months of fiscal 1998. Increases in operating expenses are primarily attributable to increased staffing levels related to continued expansion into new markets including further development of Event 1 activities. Operating expenses as a percentage of net sales increased to 26.1% from 22.7% in the prior year second quarter. For the first six months, operating expenses as a percentage of net sales increased to 25.6% from 22.4% in the prior year period.

     EBITDA.  EBITDA for the second quarter of fiscal 1999 decreased 4.6% to $
11.2 million from $11.7 million in the second quarter of fiscal 1998. For the first six months, EBITDA decreased 12.8% to $22.6 million from $25.9 million in the first six months of fiscal 1998. The decrease for both periods is primarily a result of the decrease in net sales and the increase in operating expenses described above. EBITDA as a percentage of net sales decreased to 20.2% from 20.7% in the second quarter of fiscal 1998. For the six months, EBITDA as a percentage of sales decreased to 19.6% from 22.2% in the first six months of fiscal 1998.

     Operating Income. Operating income for the second quarter of fiscal 1999 decreased 4.6% to $10.5 million from $11.0 million in the second quarter of fiscal 1998. For the first six months, operating income decreased 13.8% to $21.1 million from $24.4 million in the first six months of fiscal 1998. The decrease is attributable to the decrease in net sales and the increase in operating expenses described above. Operating income as a percentage of net sales decreased for the second quarter of fiscal 1999 to 18.9% from 19.4% in fiscal 1998, and to 18.2% for the six month period of fiscal 1999 from 20.9% in the first six months of fiscal 1998.

     Other Income (Expense).   Other expense for the second quarter of fiscal
1999 decreased to $4.6 million from $5.2 million  in the second quarter of
fiscal 1998.    For the first six months of fiscal 1999 other expense decreased to $9.5 million from $10.0 million in the first six months of fiscal year 1998. The decrease for the periods is primarily a result of decreased interest expense associated with borrowings under the Company's $115 million Credit Agreement due to lower interest rates and declining balances on the Company's long term-debt.

     Income Taxes. The effective income tax rates for the six month periods ended January 1, 1999 and January 2, 1998 were 40.0% and 41.0%, respectively.

     Net Income.   Net income for the second quarter of fiscal 1999 was $3.5
million compared to $3.4 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, net income was $6.9 million compared to $8.5 million in the first six months of fiscal 1998.


Liquidity and Capital Resources

  Cash provided by operating activities for the first six months of fiscal 1999 was $11.5 million compared to $5.7 million in the first six months of fiscal 1998. The change in cash provided by operating activities between the two periods primarily resulted from a larger decline in the inventory balance in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998.

  Cash used by investing activities in the first six months of fiscal 1999 was $894,000 compared to $618,000 in the first six months of 1998. The cash used in both periods was related to acquisitions of property, plant and equipment.

  Cash used in financing activities for the first six months of fiscal 1999 was $6.8 million compared to $5.6 million in the first six months of fiscal 1998. Cash flows from borrowings under the revolving credit agreement were relatively consistent during the two periods, however, during the first six months of fiscal 1998, the Company also had a capital contribution of $788,000 which did not recur during the first six months of fiscal year 1999.

  The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities
in 2007, although no assurance can be given in this regard.   Under the Credit
Agreement, the Revolver provides $50 million of revolving credit availability (of which $1 million was outstanding as of January 1, 1999 and approximately $14.5 million was utilized for outstanding commercial and stand-by letters of credit).

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


Year 2000 Compliance

  The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. As part of the program, the Company is currently upgrading its existing management information system ("MIS") with a new system designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. Based on management's best estimates, the new MIS will be operational during fiscal year ending July 2, 1999. The costs associated with the new MIS implementation are not expected to be material to the Company and are being expensed as incurred. Any difficulty with the installation, initial operation or untimely resolution of the new MIS may present an uncertainty that would be reasonably likely to affect the Company's inventory purchasing control, sales and customer service which could materially and adversely impact the Company's future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

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

Item 2. Changes in Securities
------- ---------------------

None

Item 3. Defaults Upon Senior Securities
------- -------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

None

Item 5. Other Information
------- -----------------

None

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

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


GFSI, INC.
February 11, 1999
                       /s/ ROBERT G. SHAW
                       -------------------------------------------------
                       Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer