Form 10-Q/A
period 1999-04-02
GFSI INC
filed 1999-05-21
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A

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

     Form 10-Q of GFSI, Inc. for the quarter ended April 2, 1999, filed with the Securities and Exchange Commission on May 14, 1999, is amended by amending and restating Item 2 thereof to read in its entirety as set forth herein.


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


         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 presentation:


                                            Quarter Ended                                       Nine Months Ended
                                April 3, 1998            April 2, 1999              April 3, 1998                April 2, 1999
                            --------------------     ---------------------     ----------------------       ----------------------

Resort                      $ 14,048      28.9%      $ 12,629       28.2%      $  48,476        29.3%        $ 45,161        28.2%
Corporate                     18,328      37.7%        16,487       36.8%         56,614        34.2%          57,690        36.0%
College Bookstore              7,316      15.1%         6,891       15.4%         37,304        22.5%          35,001        21.9%
Sports Specialty               3,164       6.5%         2,895        6.5%         10,614         6.4%           9,724         6.0%
Event 1                        3,721       7.7%         4,718       10.6%          6,888         4.2%           8,251         5.2%
Other                          1,997       4.1%         1,187        2.5%          5,581         3.4%           4,402         2.7%
                            --------                 --------                   --------                    ---------
Total                       $ 48,574                 $ 44,807                  $ 165,477                    $ 160,229
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


Comparison of Operating Results for the Quarters and Nine Month Periods Ended April 2, 1999 and April 3, 1998.

     Net Sales. Net sales for the third quarter of fiscal 1999, the three months ended April 2, 1999, decreased 7.8% to $44.8 million from $48.6 million in the third quarter of fiscal 1998. Net sales for the first nine months of fiscal 1999 decreased 3.2%to $160.2 million from $165.5 million in the first nine months of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales for the nine months ended April 2, 1999 at the Company's Resort and College Bookstore divisions of 6.8% and 6.2%, respectively. Management believes the decreases in net sales at the Resort and College Bookstore divisions are primarily attributable to unseasonably warm fall and winter temperatures in most of the country. These decreases in net sales were partially offset by an increase in net sales in the Company's Event 1 subsidiary of 19.8% for the nine months ended April 3, 1999.

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


GFSI,  INC.
May 21, 1999
                            /s/ ROBERT G. SHAW
                            ---------------------------------------
                            Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer