Form 10-K
period 1999-07-02
GFSI INC
filed 1999-09-30
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 2, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-24189

                                   GFSI, INC.
               (Exact Name of Registrant as Specified in Charter)

           DELAWARE                                        74-2810748
 -----------------------------                  ------------------------------
  State or Other Jurisdiction                            I.R.S. Employer
of Incorporation or Organization                     Identification Number

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 1999 was $0.

On September 1, 1999, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

Item 1 - Business...........................................................  3

Item 2 - Properties.........................................................  8

Item 3 - Legal Proceedings..................................................  8

Item 4 - Submission of Matters to a Vote of Security Holders................  8



                                     PART II

Item 5 - Market for the Registrant's Common Equity and
         Related Stockholder Matters........................................  8

Item 6 - Selected Financial Data............................................  9

Item 7 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................... 10

Item 7A - Quantative and Qualitative Disclosures About Market Risks......... 15

Item 8 - Consolidated Financial Statements.................................. 16

Item 9 - Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................ 32



                                    PART III

Item 10 - Directors and Executive Officers.................................. 32

Item 11 - Executive Compensation............................................ 34

Item 12 - Security Ownership of Certain Beneficial Owners and Management.... 35

Item 13 - Certain Relationships and Related Transactions.................... 36



                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 37

             Signatures..................................................... 39

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

       On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a retail outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products at higher margins with increased operating expenses due to site fees and royalties included in the concessionaire agreement with the National Collegiate Athletic Association ("NCAA") and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference.

       During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's year ended June 30. The twelve month periods ended June 30, 1996 and June 27, 1997 and July 2, 1999 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.


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

       Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 6,300 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases. The division's customers include widely recognized names such as The Walt Disney Company, Universal Studios, The Ritz Carlton, Pebble Beach, Princess Cruise Lines and The Mirage.

       The Resort division, with fiscal 1999 net sales of $61.3 million, accounted for 30.1% of total net sales. The Resort division's net sales have decreased from $66.4 million in fiscal 1998 to $61.3 million in fiscal 1999. The division's net sales have remained relatively constant as a percentage of total net sales, decreasing from 31.4% in fiscal 1998 to 30.1% in fiscal 1999.

       The Company distributes its Resort division products through its national sales force of approximately 60 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders along with its product innovation and quality and high level of service.

       Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 5,700 active customer accounts, including Toyota, Hershey, Dr. Pepper/7Up, Anheuser-Busch, MCI and Exxon. In addition, the division includes Tandem Marketing, which develops and administers corporate fulfillment programs on behalf of its major corporate customers. The Company's corporate fulfillment programs involve providing its customers with a complete line of branded merchandise which is marketed to the customer's clients and employees. For example, Toyota may engage the Company to provide embroidered leisurewear which is then sold or otherwise provided to Toyota's customers and prospective customers.

       The Corporate division, with fiscal 1999 net sales of $72.6 million, accounted for 35.6% of total net sales. The Corporate division's net sales have decreased slightly from $72.9 million in fiscal 1998 to $72.6 million in fiscal 1999. The division's net sales as a percentage of total net sales have increased from 34.5% in fiscal 1998 to 35.6% in fiscal 1999.

       The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various areas within the corporate market. Products are sold by the Company's national sales force of over 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalogue programs and dealer incentive programs. There are no contracts with any of the independent sales agents.

       The Company, through Tandem Marketing, leverages its existing corporate customer base to market a full line of products, including articles of merchandise imprinted or otherwise customized with the corporation's name, logo or message. These products include sportswear and activewear designed and manufactured by the Company, as well as other premium merchandise such as glassware and stationary items. Currently, Tandem Marketing has active catalogue programs with Lexus, Bell South Corporation, Michelin North America, Inc., State Farm, and Shelter Insurance. In fiscal 1999, Tandem Marketing accounted for approximately $11.6 million, or 16.0%, of the Corporate division's net sales, of which approximately 65% were derived from products designed and manufactured by the Company.

       College Bookstore Division. The College Bookstore division is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to over 2,300 active customer accounts, including nearly every major college and university in the United States. The division's largest accounts include each of the major college bookstore lease operators, such as Barnes & Noble College Bookstores, Inc., Follett College Stores and Nebraska Book Company as well as high volume, university managed bookstores, such as the University of Southern California, the University of Connecticut, Brigham Young University, the University of Michigan and the United States Air Force and Naval academies. The National Association of College Stores has selected the Company as "Vendor of the Year" three times, an honor no other supplier has won more than once.

       The College Bookstore division, with fiscal 1999 net sales of $41.6 million, accounted for 20.4% of total net sales. The College Bookstore division's net sales have decreased slightly from $42.7 million in fiscal 1998 to $41.6 million in fiscal 1999. The College Bookstore divisions' net sales as a percent of total net sales has increased slightly from 20.2% in fiscal 1998 to 20.4% in fiscal 1999.


       Sports Specialty Division. The Sports Specialty division had fiscal 1999 sales of $12.0 million, representing 5.9% of total net sales. The Sports Specialty division's net sales have decreased from $13.1 million in fiscal 1998 to $12.0 million in fiscal 1999. The division's net sales as a percentage of total net sales have decreased from 6.2% in fiscal 1998 to 5.9% in fiscal 1999. Established in 1994, the division has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, the NBA, the NHL, NASCAR and Minor League Baseball. The division targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The division markets its products to over 900 active customer accounts, including the Indianapolis Motor Speedway, the Chicago Bulls, the Cleveland Indians, the Boston Bruins and Madison Square Garden.

       Event 1 Subsidiary. The Event 1 subsidiary was established in the third quarter of fiscal 1998 to provide a retail outlet for the Company's sportswear and activewear. The subsidiary has agreements with the NCAA and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference to provide concessionaire services at conference events. The subsidiary had fiscal 1999 net sales of $10.6 million, or 5.2% of total net sales. The Event 1 subsidiary sales have grown from $8.6 million in fiscal 1998 to $10.6 million in fiscal 1999. The subsidiary's net sales as a percentage of total net sales have increased from 4.1% in fiscal 1998 to 5.2% in fiscal 1999.


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

      The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets. In order to further capitalize on these advantages, the Company intends to continue to expand both the depth and breadth of its product lines. Currently, the Company has major product introductions in headwear and sports luggage.

      The following illustrates the attributes of the Company's current product lines:

      Fleecewear. The Company's fleecewear products represented approximately 21% of net sales for fiscal 1999. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, henleys and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

      Outerwear. The Company's outerwear products represented approximately 31% of net sales for fiscal 1999. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Products offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

      Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 23% of net sales for fiscal 1999. The Company's products in this category are designed to be suitable for both leisure and work-related activities with full range of materials and styles.

      T-Shirts and Shorts. The Company's T-shirt and shorts products represented approximately 14% of net sales for fiscal 1999. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts and shorts in a variety of styles, fabrics and colors.

      Other. The Company also sells headwear, sports luggage, lines of women's products and a number of other miscellaneous apparel items. In addition, through its Tandem Marketing division, the Company distributes a full line of corporate fulfillment products. Sales of "Other" items represented approximately 11% of net sales for fiscal 1999.

Design, Manufacturing and Materials Sourcing

      The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas and Bedford, Iowa.

      The Company's design group consists of more than 70 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's in-plant manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-decorated apparel ("blanks"). Substantially all of the screen printing and a significant portion of the embroidery operations are performed by the Company in its Lenexa, Kansas and Bedford, Iowa facilities. In addition, the Company outsources embroidery work to Impact Design, Inc. and Kansas Custom Embroidery, each an affiliate of the Company, as well as to independent contractors, when necessary. The Company maintains the most updated machinery and equipment available in order to ensure superior product quality and consistency.

      All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Guatemala, Honduras, Israel, Fiji and Mexico. No foreign country has a manufacturing concentration above 20%. Approximately 11% of its blanks are contract manufactured in the United States. The Company has long-standing contractual relationships with most of its eight independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.


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

      The following table sets forth the Company's primary competitors in each of its markets:

 Market                Primary Competitors
 ------                -------------------
Resort                 Highly fragmented - primarily local and
                       regional competitors

Corporate              HA-LO Marketing, Hermann Marketing, Swingster
                       (American Marketing Industries)

College Bookstore      Champion Products, Jansport (VF Corp.), Cotton Exchange,
                       Russell Athletic, M.V. Sports

Sports Specialty       Champion Products, Russell Corporation, PUMA/Logo 7


      Competition in each of the Company's markets generally is based on product design and decoration, customer service and overall product quality. The Company believes that it has been able to compete successfully because of its ability to create diverse and innovative designs, provide excellent customer service, leverage its GEAR For Sports(R) brand name and differentiate its products on the basis of quality.

Employees

      The Company employs approximately 787 people at its two facilities in Lenexa, Kansas, of which approximately 77 are members of management, 312 are involved in either product design, customer service, sales support or administration and 398 are involved in manufacturing. The Company employs approximately 79 people in its Bedford, Iowa facility all of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.


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

      The Company licenses its GEAR For Sports(R) trademark to Softwear Athletics, Inc. ("Softwear") to produce and distribute GEAR For Sports(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Softwear License Agreement"). Pursuant to the Softwear License Agreement, Softwear has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Softwear License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Softwear, at its option, for four successive one year terms. In consideration for the license grant, Softwear pays the Company an annual royalty calculated as the greater of: (i) $300,000 or (ii) 10% of Net Sales (as defined therein) to non-affiliates. Such royalty payments are made to the Company on a quarterly basis. In addition, for three years after the termination of the Softwear License Agreement, Softwear will be prohibited from selling products covered by the Softwear License Agreement or other similar products to any Softwear customer who was not a Softwear customer prior to the commencement of the Softwear License Agreement. The Company expects to renew the license, which is scheduled to expire in fiscal 2000, on terms comparable to those under the Softwear License Agreement.

      In fiscal year 1999, the Company entered into licensing agreements with Bonmax Co., Ltd. (the "Bonmax License Agreement") and with GEAR For Sports, Ltd. (the"GEAR Ltd. License Agreement") to produce and distribute GEAR For Sports(R) sportswear in Japan and the 13 country European Union, respectively. Pursuant to both of these agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. have obtained exclusive, non-transferable and non-assignable licenses to manufacture, advertise and promote adult apparel, headwear and bags in Japan and the European Union, respectively. For three years after the termination of the licensing agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. are prohibited from selling products covered by the agreement or other similar products to any customer who was not a customer prior to the commencement of the licensing agreements. The Bonmax License Agreement has an initial term of one year, but can be extended by Bonmax Co., Ltd. for two successive one year terms. In consideration for the license grant, Bonmax Co., Ltd. agrees to pay the Company an annual royalty calculated in the first year of the term as the greater of:
(i) $250,000 or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. The minimum royalty payments to the Company in the second and third year of the agreement, if extended, are $312,500 and $375,000, respectively. Such royalty payments are due to the Company on a quarterly basis. The Company expects to renew the Bonmax License Agreement, which is scheduled to expire March 31, 2000. The Gear Ltd. License Agreement has an initial term of two years, but can be extended by Gear For Sports, Ltd. for one additional four year term. In consideration for the license grant, Gear For Sports, Ltd. agrees to pay the Company an annual royalty calculated as the greater of (i) 62,500 pounds sterling and 187,500 pounds sterling in the license periods ending December 1999 and December 2000, respectively, or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. Such payments are due to the Company on a quarterly basis.

Licenses

      The Company markets its products, in part, under licensing agreements, primarily in its College Bookstore and Sports Specialty divisions. In fiscal 1999, net sales under the Company's 450 active licensing agreements totaled $40.8 million, or approximately 20.0% of the Company's net sales. In fiscal 1999, $25.3 million of College Bookstore division net sales, representing approximately 60.7% of the division's net sales and 12.4% of total net sales, were recorded under this division's licensing agreements. In addition, in fiscal 1999, $10.3 million of Sports Specialty division net sales, representing approximately 85.7% of the division's net sales and 5.0% of total net sales, were recorded under licensing agreements. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MLB, the NBA and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

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

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 2, 1999.




                                     PART II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

      The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At July 2, 1999, all common stock of the Company was held by Holdings.

      The Company has not declared or paid any cash dividends on its common stock since the Company's formation in February 1997. The Company's financing agreements contain restrictions on the Company's ability to declare or pay dividends on its common stock. The distributions to Holdings during fiscal 1998 and 1999 were made pursuant to the tax sharing agreement between the Company and Holdings.

Item 6 - Selected Financial Data

The following table presents selected: (i) historical operating and other data of the Company for fiscal years ended June 30, 1995, June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999; and (ii) historical balance sheet data of the Company as of June 30, 1995, June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999. The historical financial statements for the Company for fiscal 1995 have been audited by Donnelly Meiners Jordan Kline, and the historical financial statements for fiscal 1996, 1997, 1998 and 1999 have been audited by Deloitte & Touche LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report.



                                                                               Fiscal Years Ended
                                                                               ------------------
                                                                   (Dollars in thousands, except per share data)
                                                          June 30,      June 30,      June 27,      July 3,        July 2,
                                                            1995          1996          1997          1998          1999
                                                         ---------     ---------     ---------     ---------     ---------
Statements of Income Data:
   Net sales .........................................   $ 148,196     $ 169,321     $ 183,298     $ 211,164     $ 203,900
   Gross profit ......................................      63,327        72,013        80,691        91,548        89,040
   Operating expenses ................................      34,428        39,179        44,752        53,880        58,200
                                                         ---------     ---------     ---------     ---------     ---------
    Operating income .................................      28,899        32,834        35,939        37,668        30,840
    Other income (expense) ...........................      (2,679)       (2,608)       (8,006)      (19,284)      (18,344)
                                                         ---------     ---------     ---------     ---------     ---------
     Income before income taxes and extraordinary item      26,220        30,226        27,933        18,384        12,496
    Income tax expense ...............................        --            --           1,837         7,248         4,683
    Extraordinary item, net of tax benefit (1) .......        --            --           1,484          --            --
                                                         ---------     ---------     ---------     ---------     ---------
     Net Income ......................................   $  26,220     $  30,226     $  24,612     $  11,136     $   7,813
                                                         =========     =========     =========     =========     =========
Supplemental Information (2):
    Income before income taxes and extraordinary item       26,220        30,226        27,933
    Proforma income tax provision ....................      10,750        12,393        11,453
                                                         ---------     ---------     ---------
    Proforma income before extraordinary item ........   $  15,470     $  17,833     $  16,480
                                                         =========     =========     =========
Balance Sheet Data (as of period end):
    Cash and cash equivalents ........................   $     112     $     140     $   1,116     $   1,346     $  10,264
    Total assets .....................................      76,938        78,711        95,792       106,035       104,917
    Long-term debt, including current portion ........      24,915        22,276       193,000       191,528       180,878
    Total stockholders' equity (deficiency) ..........      32,106        34,479      (121,411)     (109,627)      (99,014)
Other Data (2):
    Cash flows from operating activities .............   $  23,905     $  34,000     $  26,545     $   3,703     $  18,222
    Cash flows from investing activities .............      (4,255)       (2,480)        3,643        (2,648)       (2,041)
    Cash flows from financing activities .............     (19,669)      (31,493)      (29,212)         (825)       (7,263)
    EBITDA  (3) ......................................      31,759        36,035        39,114        40,607        33,924
    Depreciation .....................................       2,860         3,201         3,175         2,938         3,083
    Capital expenditures .............................       4,989         2,611         2,615         2,972         2,291
    EBITDA  margin (4) ...............................        21.4%         21.3%         21.3%         19.2%         16.6%
    Ratio of earnings to fixed charges (5) ...........        11.4x         12.5x          4.5x          2.0x          1.7x
    Distributions to shareholders per share (6) ......   $   19.82     $   23.37


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



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.


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

            The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 presentation:

                                          Fiscal Year Ended
                                          -----------------
                           June 27, 1997      July 3, 1998       July 2, 1999
                           -------------      ------------       ------------
Resort    ..........  $   66,906  36.5%   $   66,346  31.4%   $ 61,335   30.1%
Corporate...........      56,179  30.6%       72,874  34.5%     72,634   35.6%
College Bookstore...      38,053  20.8%       42,696  20.2%     41,645   20.4%
Sports Specialty....      10,678   5.8%       13,083   6.2%     12,023    5.9%
Event 1.............                           8,595   4.1%     10,571    5.2%
Other...............      11,482   6.3%        7.570   3.6%      5,692    2.8%
                       ---------           ---------         ---------
Total...............   $ 183,298           $ 211,164         $ 203,900
                       =========           =========         =========

Results of Operations

       The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1997, 1998 and 1999:

                                              Fiscal Year Ended
                                              -----------------
                              June 27,            July 3,           July 2,
                               1997                1998              1999
                               ----                ----              ----
Net sales.............        100.0%              100.0%            100.0%
Gross profit..........         44.0                43.4              43.7
EBITDA................         21.3                19.2              16.6
Operating income......         19.6                17.8              15.1


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

Fiscal year ended July 2, 1999 compared to fiscal year ended July 3, 1998

         Net Sales. Net sales for fiscal 1999 decreased 3.4% to $203.9 million from $211.2 million in fiscal 1998. The decrease in net sales is primarily attributable to decreases in the Company's Resort, College Bookstore and Sports Specialty divisions of 7.6%, 2.5% and 8.1%, respectively. Management believes that the decreases in net sales at the Resort, College Bookstore and Sports Specialty divisions are primarily due to unseasonably warm fall and winter temperatures in most of the country. These decreases in net sales were partially offset by an increase in net sales in the Company's Event 1 subsidiary of 23.0% for the year ended July 2, 1999.

         Gross Profit. Gross profit for fiscal 1999 decreased 2.7% to $89.0 million from $91.5 million in fiscal 1998, due to the decreases in net sales noted above. Gross profit as a percentage of net sales increased to 43.7% in fiscal 1999 from 43.4% in fiscal 1998. The increase in gross profit as a percentage of sales reflects a decrease in the cost of materials sold, as a percentage of sales, to 47.0% in fiscal 1999 from 48.7% in fiscal 1998, partially offset by an increase in production costs, as a percentage of sales to 9.4% in fiscal 1999 from 8.0% in fiscal 1998.

         Operating Expenses. Operating expenses for fiscal 1999 increased 8.0% to $58.2 million from $53.9 million in fiscal 1998 primarily due to increased staffing levels and licensing and site fees associated with Event 1. Operating expenses as a percentage of net sales increased to 28.5% in fiscal 1999 from 25.5% in fiscal 1998.

         EBITDA. EBITDA for fiscal 1999 decreased 16.5% to $33.9 million from $40.6 million in fiscal 1998 primarily as a result of the net sales and related gross profit decreases and operating expense increases noted above. EBITDA as a percentage of net sales decreased to 16.6% in fiscal 1999 from 19.2% in fiscal 1998.

         Operating Income. Operating Income for fiscal 1999 decreased 18.1% to $30.8 million from $37.7 million in fiscal 1998 as a result of the net sales and related gross profit decreases and operating expense increases noted above. Operating income as a percentage of net sales decreased to 15.1% in fiscal 1999 from 17.8% in fiscal 1998.

         Other Income (Expense). Other expense decreased 4.9% in fiscal 1999 to $18.3 million from $19.3 million in fiscal 1999 due to lower revolving loan balances in fiscal 1999 and the effect of scheduled term debt payments. The effect of derivative financial instruments protect against unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

         Income Taxes. Income tax expense decreased 35.4% to $4.7 million in fiscal 1999 from $7.2 million in fiscal 1998 due to the decrease in operating income discussed above. The Company's effective tax rate was 37.5% and 39.4%, in fiscal 1999 and 1998, respectively.

         Net Income. Net income for fiscal 1999 was $7.8 million compared to $11.1 million in fiscal 1998. The decrease in net income is the result of the changes in operating income, interest expense and tax expense noted above.


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

        Operating Expenses. Operating expenses for fiscal 1998 increased 20.4% to $53.9 million from $44.8 million in fiscal 1997 primarily due to increased sales volume, staffing levels and the site fees and royalties associated with Event 1 activity. Operating expenses as a percentage of net sales increased to 25.5% in fiscal 1998 from 24.4% in fiscal 1997.

        EBITDA. EBITDA for fiscal 1998 increased 3.8% to $40.6 million from $39.1 million in fiscal 1997, primarily as a result of the net sales and related gross profit increases described above. EBITDA as a percentage of net sales decreased to 19.2% in fiscal 1998 from 21.3% in fiscal 1997. The decrease in EBITDA as a percentage of net sales is attributed to the decrease in gross profit as a percentage of net sales and the increase in operating expenses as a percentage of net sales in fiscal 1998 described above.

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

        Income Taxes. Income tax expense increased 294.5% to $7.2 million in fiscal 1998 from $1.8 million in fiscal 1997 due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. The Company's effective tax rate for fiscal 1998 was 39.4%.

        Net Income. Net income for fiscal 1998 was $11.1 million compared to $24.6 million in fiscal 1997. The decrease in net income is the result of the changes in operating income, interest expense and income tax expense described above.


Liquidity and Capital Resources

       Cash provided by operating activities in fiscal 1999, 1998 and 1997 was $18.2 million, $3.7 million and $26.5 million, respectively. Declining inventory levels and small growth in accounts receivable contributed to the increase in cash provided by operating activities in fiscal 1999 as compared to fiscal 1998. Changes in working capital resulted in cash sources (uses) of $6.4 million, ($10.9) million and ($3.6) million in fiscal 1999, 1998 and 1997, respectively.

       Cash used in investing activities for fiscal 1999 was $2.0 million compared to $2.6 million and cash provided of $3.6 million for fiscal 1998 and 1997, respectively. Cash provided by investing activities in fiscal 1997 was primarily related to proceeds from surrender or transfer of cash value of life insurance of $5.3 million while 1998 and 1999 cash flows primarily represented capital expenditures for plant and equipment.

       Cash used in financing activities for fiscal 1999 was $7.3 million compared to $.8 million and $29.2 million for fiscal 1998 and fiscal 1997, respectively. The cash used in financing activities in 1999 was primarily related to long-term debt repayments and net payments under the Revolving Credit Agreement. The cash used in financing activities in fiscal 1998 was primarily attributable to payments on long-term debt. The cash used in financing activities for fiscal 1997 resulted from the cash used to complete the recapitalization transactions as previously described net of new borrowings under the Credit Agreement.

       The Company believes that cash flows from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $19.6 million was utilized for outstanding Commercial and stand-by letters of credit as of July 2, 1999).

       The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until 2005 as they accrete interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $425,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

New Accounting Standards

       Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000 The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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


Year 2000 Compliance

       The Company continues to assess the impact that the year 2000 will have on its internal computer systems, facilities and production equipment, critical business partners and business-critical third parties.

       The Company has a program to identify, evaluate and implement changes to all of its internal computer systems as necessary to address the Year 2000 issue. As part of the program, in fiscal year 1999, the Company upgraded and implemented its management information system ("MIS") with a new system, including Year 2000 functionality, designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. It is not practical to segregate the cost of the Year 2000 functionality from the cost of the upgrade and implementation of the MIS.

       All of the Company's production and operations departments have completed their inventory, assessment and remediation efforts in regard to all non-information technology systems which include hardware, software and associated embedded computer technologies that are used to operate the Company facilities and equipment.

       The Company has identified, prioritized and is continuing to communicate with all critical business partners, including all third-party suppliers of goods and services, to ascertain the status of their Year 2000 compliance programs. The Company intends to monitor the progress of these critical third parties. Management believes that all third party supplier year 2000 issues will be resolved in 1999.

       The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business-critical, third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully complete their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonable likely worst case scenarios. The Company expects to complete its analysis and contingency planning by December 1999.


Seasonality and Inflation

       The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 1999, net sales of the Company during the first half and second half of the fiscal year were approximately 57% and 43%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resort, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

       The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Item 7A - Quantitative and Qualitative Disclosures about Market Risks

            The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap agreement, are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. For additional information on the Company's derivative financial instruments, refer to notes 9 and 10 to the Consolidated Financial Statements. The Company's outstanding long-term debt at July 2, 1999 is as follows:


                                   Principal      Notional                    Receive       Maturity
                                    Amount        Amount        Pay Rate        Rate          Date         Fair Value
                                    ------        ------        --------        ----          ----         ----------
Fixed Rate Debt:
Senior Subordinated Notes      $ 125,000,000           N/A      9.625%            N/A      March, 2007    $105,000,000
Mortgage Payable                     377,855           N/A       7.60%            N/A       June, 2004         377,855

Variable Rate Debt:
Term Loan A                     $ 31,000,000           N/A     7.4375%(1)         N/A      March, 2002     $31,000,000
Interest Rate Swap Agreement             N/A    $7,000,000       5.62%(3)        5.0%(4)    Nov., 2000         (1,574)
Term Loan B                       24,500,000           N/A     7.9375%(2)         N/A      March, 2004      24,500,000

(1) Rate resets periodically to Eurodollar Rate plus 2.25%. Rate represents rate in effect at July 2, 1999.

(2) Rate resets periodically to Eurodollar Rate plus 2.75%. Rate represents rate in effect at July 2, 1999.

(3)     Fixed payment rate.

(4) Rate resets periodically to LIBOR. Rate represents rate in effect at July 2, 1999.

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

Item 8 -  Consolidated Financial Statements and Supplementary Data

                                                                           Page

Independent Auditor's Report................................................ 17

Consolidated Balance Sheets - July 3, 1998 and July 2, 1999................. 18

Consolidated Statements of Income - Years Ended June 27, 1997, July 3, 1998
        and July 2, 1999.................................................... 19

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -
        Years Ended  June 27, 1997 and July 3, 1998 and July 2, 1999........ 20

Consolidated Statements of Cash Flows - Years Ended  June 27, 1997,
        July 3, 1998 and July 2, 1999....................................... 21

Notes to Consolidated Financial Statements.................................. 22

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI, Inc. and subsidiary
Lenexa, Kansas

       We have audited the accompanying consolidated balance sheets of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiary (the "Company") as of July 2, 1999 and July 3, 1998, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 1999 and July 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Kansas City, Missouri
August  20, 1999

                            GFSI, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 July 3,                July 2,
                               ASSETS                                             1998                   1999
                                                                            ----------------       ----------------
Current assets:
       Cash and cash equivalents..........................................  $     1,346,171          $ 10,263,709
       Accounts receivable, net of allowance for doubtful accounts of
          $821,429 and $832,487 at July 3, 1998 and July 2, 1999..........       27,773,656            28,380,708
       Inventories, net...................................................       44,298,295            36,323,596
       Deferred income taxes..............................................        1,679,601             1,790,011
       Prepaid expenses and other current assets..........................        1,186,695               561,607
                                                                            ----------------       ---------------
              Total current assets........................................       76,284,418            77,319,631

Property, plant and equipment, net........................................       21,242,500            20,244,605

Other assets:
       Deferred financing costs, net of accumulated amortization of
          $1,540,774 and $2,696,354 at July 3, 1998 and July 2, 1999......        8,503,560             7,347,980
      Other...............................................................            4,495                 5,001
                                                                            ----------------       ---------------
                                                                                  8,508,055             7,352,981
                                                                            ----------------       ---------------
                    Total assets..........................................    $ 106,034,973         $ 104,917,217
                                                                            ================       ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
       Accounts payable...................................................      $ 8,408,498           $ 8,289,400
       Accrued interest expense...........................................        4,521,240             4,484,043
       Accrued expenses...................................................        8,614,377             7,947,616
       Income taxes payable...............................................        1,056,087               413,191
       Current portion of long-term debt..................................        5,049,890             6,549,660
                                                                            ----------------       ---------------
              Total current liabilities...................................       27,650,092            27,683,910

Deferred income taxes.....................................................        1,234,366             1,183,085
Revolving credit agreement................................................        5,600,000                    --
Long-term debt, less current portion......................................      180,877,804           174,328,195
Other long-term obligations...............................................          300,000               736,524

Commitments and contingencies (Note 6)

Stockholders' equity (deficiency):
      Common Stock, $.01 par value, 10,000 shares authorized, one
      share issued at July 3, 1998 and July 2, 1999.......................               --                    --
      Additional paid-in capital..........................................       51,727,463            54,527,463
      Accumulated deficiency..............................................    (161,354,752)         (153,541,960)
                                                                            ----------------       ---------------
         Total stockholders' deficiency...................................    (109,627,289)         ( 99,014,497)
                                                                            ----------------       ---------------
                 Total liabilities and stockholders' equity (deficiency)..   $ 106,034,973          $ 104,917,217
                                                                            ================       ===============

                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Years Ended
                                           -----------------------------------------------------
                                               June 27,            July 3,             July 2,
                                                1997                1998                1999
                                           -------------       -------------       -------------

Net sales..............................    $ 183,297,733       $ 211,164,245       $ 203,900,105
Cost of sales..........................      102,606,239         119,616,037         114,860,210
                                           -------------       -------------       -------------
              Gross profit.............       80,691,494          91,548,208          89,039,895

Operating expenses:
       Selling.........................       18,432,943          22,987,548          23,341,330
       General and administrative......       26,319,209          30,892,354          34,858,342
                                           -------------       -------------       -------------
                                              44,752,152          53,879,902          58,199,672
                                           -------------       -------------       -------------
              Operating income.........       35,939,342          37,668,306          30,840,223

Other income (expense):
       Interest expense................       (8,087,481)        (19,217,109)        (18,589,826)
       Other...........................           81,141             (67,074)            245,821
                                           -------------       -------------       -------------
                                              (8,006,340)        (19,284,183)        (18,344,005)
                                           -------------       -------------       -------------
Income before income taxes and
    extraordinary item.................       27,933,002          18,384,123          12,496,218
Provision for income taxes.............       (1,837,021)         (7,247,658)         (4,683,426)
                                           -------------       -------------       -------------
Income before extraordinary item.......       26,095,981          11,136,465           7,812,792
Extraordinary item, net of tax
    benefit of $989,634 in 1997........       (1,484,451)              --                  --
                                           -------------       -------------       -------------
Net income.............................    $  24,611,530       $  11,136,465      $    7,812,792
                                           =============       =============       =============
Supplemental information:
       Income before income taxes
          and extraordinary item.......    $  27,933,002
       Pro forma income tax
          provision....................       11,453,000
                                           -------------
       Pro forma income before
          extraordinary item...........    $  16,480,002
                                           =============


                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

            YEARS ENDED JUNE 27, 1997, JULY 3, 1998 and JULY 2, 1999




                                                                                        Retained
                                                                       Additional       Earnings
                                               Common Stock             Paid-In       (Accumulated
                                        --------------------------   ------------     ------------

                                          Shares         Amounts        Capital       (Deficiency)
                                        -----------   ------------   ------------     ------------

Balance, June 30, 1996..................  1,491,000      $ 149,100    $ 1,585,691     $ 35,045,220
   Reissuance of treasury stock.........                                1,134,396
   Net income ..........................                                                24,611,530
   Distributions to Winning Ways, Inc.
       shareholders ....................                                               (47,807,375)
   Distributions and recapitalization
      of Winning Ways, Inc.............. (1,491,000)      (149,100)    (2,720,087)    (182,327,938)
   Issuance of common stock to
       GFSI Holdings, Inc. (net of
         issuance costs of $1,472,637)..          1                    49,938,963
   Distributions to GFSI Holdings, Inc.                                                   (870,987)
                                         -----------     ----------   ------------    -------------
Balance, June 27, 1997 .................          1                    49,938,963     (171,349,550)
    Net income..........................                                                11,136,465
    Capital contributions from
         GFSI Holdings, Inc.............                                1,788,500
    Distributions to GFSI
         Holdings, Inc. ................                                                (1,141,667)


Balance,  July 3, 1998..................          1                    51,727,463     (161,354,752)
     Net income.........................                                                 7,812,792
     Capital contributions from GFSI
      Holdings, Inc.....................                                2,800,000
                                         -----------     ----------   ------------    -------------

Balance, July 2, 1999...................          1      $       --   $ 54,527,463    $ (153,541,960)
                                         ===========     ===========  ============    ===============


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

            YEARS ENDED JUNE 27, 1997, JULY 3, 1998 and JULY 2, 1999

                                  (CONTINUED)


                                      Total
        Treasury Stock             Stockholders'
  ---------------------------      ------------
                                      Equity
     Shares        Amounts         (Deficiency)
  ------------   ------------      ------------

       261,250   $ (2,301,278)     $ 34,478,733

       (19,250)       267,791         1,402,187
                                     24,611,530

                                    (47,807,375)

      (242,000)     2,033,487      (183,163,638)


                                     49,938,963
                                       (870,987)
    -----------  -------------     -------------
                                   (121,410,587)
                                     11,136,465

                                      1,788,500

                                     (1,141,667)


                                   (109,627,289)
                                      7,812,792

                                      2,800,000
   -----------   -------------     -------------

   $       --    $         --      $(99,014,497)
   ===========   =============     =============



                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Years Ended
                                                                                                   -----------

                                                                            June 27,                July 3,                July 2,
                                                                              1997                   1998                   1999
                                                                         --------------         --------------         ------------
Cash flows from operating activities:

   Net income......................................................      $  24,611,530          $  11,136,465          $  7,812,792
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation ................................................          3,174,863              2,938,400             3,083,490
      Amortization of deferred financing costs.....................            383,527              1,157,247             1,155,580
      (Gain) loss on sale or disposal of property, plant and
        equipment..................................................            (11,659)                15,206               (44,282)
      Deferred income taxes........................................            509,637               (954,872)             (161,691)
      Increase in cash value of life insurance.....................         (1,041,343)                   --                     --
      Extraordinary loss on early extinguishment of debt...........          2,473,192                    --                     --
   Changes in operating assets and liabilities:
      Accounts receivable, net.....................................         (1,103,952)            (4,086,252)             (607,052)
      Inventories, net.............................................         (9,778,813)            (6,736,529)            7,974,699
      Prepaid expenses, other current assets and other assets......           (481,061)                99,451               624,582
      Accounts payable, accrued expenses and other long-term
           obligations.............................................           7,471,653              (584,072)             (973,056)

       Income taxes payable........................................            337,750                718,337              (642,896)
                                                                         --------------         --------------         ------------
           Net cash provided by operating activities...............         26,545,324              3,703,381            18,222,166
                                                                         --------------         --------------         ------------
Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment............            948,993                323,375               249,398
   Purchases of property, plant and equipment......................         (2,615,228)            (2,971,624)           (2,290,711)
   Proceeds from surrender or transfer of cash value of life
          insurance................................................           5,309,214                   --                   --
                                                                         --------------         --------------         ------------
           Net cash provided by (used in) investing activities.....           3,642,979            (2,648,249)           (2,041,313)
                                                                         --------------         --------------         ------------
Cash flows from financing activities:
   Net changes to revolving credit agreement borrowings............               --                2,600,000            (5,600,000)
    Net changes to short term borrowings...........................         (7,000,000)                  --                    --
    Issuance of revolving credit agreement.........................          3,000,000                   --                    --
    Issuance of senior subordinated notes..........................        125,000,000                   --                    --
   Issuance of long-term debt......................................         67,000,000                427,694
   Payments on long-term debt......................................        (24,276,038)            (4,500,000)           (5,049,839)
   Cash paid for penalties related to early extinguishment of
          debt.....................................................         (2,390,546)                  --                    --
   Cash paid for financing costs...................................        (10,044,334)                  --                    --
   Distributions to Winning Ways, Inc. shareholders................        (47,807,375)                  --                    --
   Distributions and recapitalization of
          Winning Ways, Inc........................................       (183,163,638)                  --                    --
   Issuance of Common Stock to GFSI Holdings, Inc. ................         49,938,963                   --                    --
    Distributions to GFSI Holdings, Inc............................           (870,987)            (1,141,667)                 --
    Capital contributions from GFSI Holdings, Inc..................                 --              1,788,500             2,800,000
    Proceeds from training grants..................................                 --                   --                 586,524
   Proceeds from sale of treasury stock............................           1,402,187                  --                     --
                                                                         --------------         --------------         ------------
           Net cash used in financing activities...................        (29,211,768)              (825,473)           (7,263,315)
                                                                         --------------         --------------         ------------
           Net increase in cash and cash equivalents...............            976,535                229,659             8,917,538
Cash and cash equivalents,
   Beginning of period.............................................            139,977              1,116,512             1,346,171
                                                                         --------------         --------------         ------------
   End of period...................................................       $  1,116,512           $  1,346,171          $ 10,263,709
                                                                         ==============         ==============         ============
Supplemental cash flow information:
              Interest paid........................................       $  3,547,294           $ 17,672,932          $ 17,295,085
                                                                         ==============         ==============         ============
                   Income taxes paid...............................       $         --           $   6,314,500         $  2,804,209
                                                                         ==============         ==============         ============

                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 27, 1997, JULY 3, 1998 AND JULY 2, 1999



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

       The  following   summarizes   the  sources  and  uses  of  funds  by  the
transactions described above (in millions):

Sources of Funds:

     Credit Agreement..........................................    $ 68.0
     Senior Subordinated Notes due 2007........................     125.0
     Equity Contribution from GFSI Holdings, Inc...............      51.4
     Existing cash balances in the business....................       9.4
                                                                   ------
               Total sources...................................    $253.8
                                                                   ======

Uses of Funds:
     Cash purchase price of the Acquisition....................    $183.1
     Repayment of Existing Indebtedness........................      59.2
     Fees and expenses.........................................      11.5
                                                                   ------
                Total uses.....................................    $253.8
                                                                   ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Subsequent to the recapitalization transactions described above, the Company is a wholly-owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of Holdings Series B Discount Notes due 2009 ("Holdings Discount Notes"). Holdings Discount notes do not have an annual cash flow requirement until 2005. Additionally, Holdings' cumulative preferred stock dividends, payable upon redemption, will total $425,000 annually. Holdings Preferred Stock may be redeemed at stated value ($3.6 million) plus accrued dividends with mandatory redemption in 2009. The annual cash flow requirements relative to the Holdings Discount Notes and Holdings Preferred Stock are not reflected in the accompanying audited consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business -- The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports teams. The Company's customer base is spread throughout the United States.

       Principles of  Consolidation  -- The  consolidated  financial  statements include the accounts of the Company and its wholly-owned subsidiary, Event 1, Inc. All significant intercompany accounts and transactions have been eliminated.

       Fiscal Year -- During 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's fiscal year ended June 30. The twelve month periods ended June 30, 1996, June 27, 1997 and July 2, 1999 each contain 52 weeks and the twelve month period ended July 3, 1998 contains 53 weeks.

       Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $1,464,865 and $1,174,147 at July 3, 1998 and July 2, 1999, respectively.

       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

       Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

     Buildings and improvements............................      40 years
     Furniture and fixtures................................    3-10 years

       Long-Lived Assets -- Impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal based upon a review of expected undiscounted cash flows. The Company expects the carrying amounts to be fully recoverable.

       Deferred Financing Costs -- Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

       Derivative Financial Instruments -- The Company is a party to an interest rate swap agreement. Income or expense resulting from interest rate swap agreements used in conjunction with on-balance sheet liabilities are accounted for on an accrual basis and recorded as an adjustment to expense on the matched instrument. Interest rate swap agreements that are not matched with specific liabilities are recorded at fair value, with changes in the fair value recognized in current operations.

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

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Advertising Cost -- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $1,383,261, $1,631,259 and $1,658,814 for the years ended June 27, 1997 and July
3, 1998 and July 2, 1999, respectively.

       Income Taxes -- Effective July 1, 1982, the Company elected to be taxed under the S-Corporation provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the shareholders are taxed on the Company's taxable income. Therefore, no provision or liability for income taxes is reflected in the accompanying statements through February 27, 1997. Upon consummation of the recapitalization transactions (described in Note 1) on February 27, 1997, the Company converted from S-Corporation to C-Corporation status for income tax reporting purposes. In conjunction with this change in tax status, the Company began accounting for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

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

       Supplemental information for the year ended June 27, 1997 relative to the consolidated Statement of Income has been provided which reflects a provision for income taxes assuming a 41% effective income tax rate.

       Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       New Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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

       Business Segments -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This pronouncement establishes standards for the way that enterprises report information about operating segments in annual and interim financial statements. The Company adopted SFAS No. 131 during fiscal 1999. The Company has determined that it currently operates in one segment.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Reclassifications--Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

3.   PROPERTY, PLANT AND EQUIPMENT

                                           July 3, 1998           July 2, 1999
                                         ---------------        ---------------

Land..................................    $  2,455,373            $ 2,455,373
Buildings and improvements............      20,358,360             20,493,021
Furniture and fixtures................      14,615,142             16,351,396
                                          ------------            ----------
                                            37,428,875             39,299,790
Less accumulated depreciation.........      16,578,089             19,368,979
                                           -----------            -----------
                                            20,850,786             19,930,811
Construction in progress..............         391,714                313,794
                                          ------------           ------------
                                          $ 21,242,500           $ 20,244,605
                                          ============           ============

4.     REVOLVING CREDIT AGREEMENT

       In conjunction with the recapitalization transactions (see Note 1), the Company obtained a $50,000,000 secured line of credit (the "Line") with an interest rate that periodically adjusts to the Eurodollar rate plus 2.25% ( 9.5% at July 3, 1998). The Line is secured by substantially all of the property, plant and equipment of the Company and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.02 to 1.0, an interest expense coverage ratio of greater than 1.45 to 1.0 and a maximum leverage ratio of less than 5.75 to 1.0, as defined in the agreement. The Company is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. Borrowings against this Line totaled $5,600,000 at July 3, 1998. There were no borrowings against this line as of July 2, 1999.

       Letters of credit against this Line at July 3, 1998 and July 2, 1999, for unshipped merchandise aggregated $23,744,257 and $17,783,802, respectively. Stand-by letters of credit issued against the Line at July 3, 1998 and July 2, 1999, aggregated $1,198,107 and $1,866,561, respectively.

5.   LONG-TERM DEBT

       Long-term debt consists of:

                                                      July 3,          July 2,
                                                       1998             1999
                                                   ------------    ------------
Senior Subordinated Notes, 9.625%
   interest rate, due 2007.......................  $125,000,000    $125,000,000
Term Loan A, variable interest rate, 7.688%
  at July 3, 1998 and 7.4375% at
  July 2, 1999, due 2002.........................    35,750,000      31,000,000
Term Loan B, variable interest rate, 8.188%
  at July 3, 1998 and  7.9375% at
  July 2, 1999, due 2004.........................    24,750,000      24,500,000
Mortgage payable to the City of
  Bedford, Iowa, 7.60% interest rate.............       427,694         377,855
                                                    185,927,694     180,877,855
Less current portion.............................     5,049,890       6,549,660
                                                   ------------    ------------
                                                   $180,877,804    $174,328,195
                                                   ============    ============

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

       Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, commencing September 1, 1997. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:

   Year                                                  Percentage
   ----                                                  -----------
   2002...............................................    104.813%
   2003...............................................    103.208
   2004...............................................    101.604
   2005 and thereafter................................    100.000


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

       At July 2, 1999, the Senior Subordinated Notes estimated fair value approximated $105,000,000.

       The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of July 2, 1999, the Company was in compliance with all such covenants.

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

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 1998, the Company received $300,000 from the Community Economic Betterment Account of the Iowa Department of Economic Development (the "CEBA Grant") that is included in other long-term obligations in the accompanying Consolidated Balance Sheets. The CEBA Grant will be forgiven by the Iowa Department of Economic development if the Company meets certain Iowa employment requirements as of June 30, 2001 and for a period of thirteen weeks following June 30, 2001 and, assuming such requirements are met, the CEBA Grant will be recognized as income. Management believes that the requisite Iowa employment levels will be reached prior to June 30, 2001.

       Aggregate maturities of the Company's long-term debt as of July 2, 1999 are as follows assuming a 52/53 week fiscal year:

  Fiscal year,
  2000...........................................        $   6,549,660
  2001...........................................            8,058,052
  2002...........................................           10,062,621
  2003...........................................           14,567,549
  2004...........................................           16,572,865
  Thereafter.....................................          125,067,108
                                                           -----------
  Total                                                  $ 180,877,855
                                                           ===========

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


7.   PROFIT SHARING AND (401K) PLAN

       On August 1, 1996, the Company amended its previously non-contributory defined contribution plan to include employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participants annual compensation. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $131,843 and $443,624, respectively for the year ended June 27, 1997, $288,521 and $344,177, respectively for the year ended July 3, 1998 and $364,096 and $476,291, respectively, for the year ended July 2, 1999.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES

       The provision for income taxes for the years ended June 27, 1997, July 3, 1998 and July 2, 1999 consist of the following:

                                      June 27,       July 3,          July 2,
                                       1997           1998             1999
                                   ------------   -------------    ------------
Current income tax provision...... $   337,750    $  8,202,530     $  4,845,117
Deferred income tax
  provision (benefit).............     509,637        (954,872)        (161,691)
                                   ------------   -------------    ------------
Total income tax provision........ $   847,387    $  7,247,658     $  4,683,426
                                   ============   =============    ============

Allocated to:
    Operating activities.......... $ 1,837,021    $  7,247,658     $  4,683,426
    Extraordinary loss............    (989,634)             --               --
                                   ------------   -------------    ------------
                                   $   847,387    $  7,247,658     $  4,683,426
                                   ============   =============    ============



       The income tax provisions from operating activities differ from amounts computed at the statutory federal income tax rate as follows:


                                                    June 27, 1997            July 3, 1998           July 2, 1999
                                                    -------------            ------------           ------------
                                                   Amount        %         Amount        %        Amount        %
                                                --------------------    --------------------   --------------------
Income tax provision at the statutory rate....  $ 9,776,551    35.0%    $ 6,434,443    35.0%   $ 4,273,676    34.2%
Income tax benefit attributable to
   S-Corporation earnings.....................   (9,146,583)  (32.7)             --      --             --      --
Change in status to C-Corporation.............      993,621     3.5              --      --             --      --
Effect of state income taxes, net of
federal benefit...............................       80,403      .3         926,603     5.0        493,351     4.0
Other.........................................      133,029      .5        (113,388)    (.6)       (83,601)    (.7)
                                                -----------     ---     -----------    ----    -----------    ----
                                                $ 1,837,021     6.6%    $ 7,247,658    39.4%   $ 4,683,426    37.5%
                                                ===========     ===     ===========    ====    ===========    ====


       The Company's operating results are included in Holding's consolidated income tax returns. The provision for current income taxes is based on the Company's taxable income calculated as if the Company filed a separate tax return.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of and July 3, 1998 and July 2, 1999, along with the income tax effect of each, are as follows:

                                                   July 3, 1998                    July 2, 1999
                                                   ------------                    ------------
                                                Deferred Income Tax             Deferred Income Tax
                                                -------------------             -------------------
                                            Assets         Liabilities        Assets        Liabilities
                                            ------         -----------        ------        -----------

Accounts receivable...............        $  350,668       $        --      $  387,874     $         --
Inventory valuation...............           344,318                --         361,154               --
Property, plant, and equipment....                --         1,345,573              --        1,228,389
Accrued expenses..................         1,097,119                --       1,112,767               --
Other.............................             --               1,297              --            26,480
                                      --------------    --------------   -------------     ------------
Total.............................      $ 1,792,105       $ 1,346,870      $ 1,861,795      $ 1,254,869
                                      ==============    ==============   =============     ============

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

       The fair values of the Company's interest rate swap and cap agreements are not recognized in the financial statements as they are used in conjunction with on-balance sheet liabilities and were as follows:


                       Contract or   Estimated
                        Notional        Fair               Weighted Average
                         Amount        Value                Interest Rate
                         ------        -----                -------------
Swap:                                                    Receivable    Payable
                                                         ----------    -------
July 3, 1998.......  $ 7,000,000    $  1,700                   5.77%     5.62%
July 2, 1999.......    7,000,000      (1,574)                  5.0%      5.62%
Cap:
July 3, 1998.......  $19,000,000          --     (greater than) 7.50%      --

       The Company has entered into two interest rate swap agreements to exchange fixed interest rates for floating rate debt payments. One interest rate swap agreement carries a notional amount of $7,000,000 and terminates on November 20, 2000 as further described in Note 5 to the financial statements. The notional amount of the other interest rate swap agreement fluctuated based on the Company's anticipated level of short-term borrowing with the maximum notional amount equaling $19,900,000. This agreement was effective July 1, 1996, however, this interest rate swap agreement was terminated on February 27, 1997. The $300,000 gain realized by the Company on the terminated swap was deferred and is being amortized over the remaining life of the Credit Agreement.


10.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Long-term debt-- Current market values, if available, are used to determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

       Derivative Financial Instruments--Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.


       The  following   summarizes   the  estimated   fair  value  of  financial
instruments, by type:

                                  July 3, 1998               July 2, 1999
                                ----------------           ----------------
                              Carrying       Fair       Carrying        Fair
                               Amount        Value       Amount         Value
                               ------        -----       ------         -----
Assets and liabilities:
Cash and cash equivalents.. $ 1,346,171  $ 1,346,171  $ 10,263,709  $ 10,263,709
Accounts receivable........  27,773,656   27,773,656    28,380,708    28,380,708
Accounts payable...........   8,408,498    8,408,498     8,289,400     8,289,400
Revolving credit agreement.   5,600,000    5,600,000            --            --
Long-term debt............. 185,927,694  189,677,694   180,877,855   160,877,855

Off-Balance Sheet Financial Instruments:
  Interest rate swap
    agreements
    (asset/(liability))....          --       1,700             --       (1,574)
  Interest rate cap
      agreement............          --          --             --            --

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.


11.   RELATED PARTY TRANSACTIONS

       The Company has entered into supply agreements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $4,566,713, $5,781,092 and $5,716,298 for the years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively.

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

       In connection with the transactions on February 27, 1997, Holdings entered into an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In connection with the transactions, the Company paid the affiliate $3.0 million pursuant to the terms of the affiliate agreement during 1997. These fees are included as deferred financing costs in the accompanying financial statements. In addition, the Company incurred consulting fees totaling $500,000 for each of the years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively, which are included in general and administrative expenses in the accompanying financial statements.

       Effective upon the consummation of the transactions on February 27, 1997, Holdings entered into a noncompete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended June 27, 1997, July 3, 1998 and July 2, 1999, $250,000 of expense related to this agreement was included in general and administrative expenses in the accompanying financial statements.

       In connection with the transactions on February 27, 1997, the Company and Holdings entered into a tax sharing agreement (the "Tax Sharing Agreement") for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries will pay to Holdings on an annual basis an amount determined by reference to the separate tax liability of the Company as calculated pursuant to Section 1552(a)(1) of the Code and applicable regulations thereunder. For the years ended July 3, 1998 and July 2, 1999 payments under this agreement aggregated $6,314,500 and $2,804,209, respectively.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers

       The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of the date of this annual report:

    Name                  Age    Position with Company
    ----                  ---    ---------------------
Robert M. Wolff.......    64     Chairman
John L. Menghini......    49     President, Chief Executive Officer
                                   and Director
Robert G. Shaw........    48     Senior Vice President, Finance and Human
                                   Resources and Director
Larry D. Graveel......    50     Executive Vice President, Chief Operating
                                   Officer and Director
Michael H. Gary.......    46     Senior Vice President, Sales Administration
A. Richard Caputo, Jr.    33     Director
John W. Jordan II.....    51     Director
David W. Zalaznick....    45     Director

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

        John L. Menghini was recently appointed Chief Executive Officer. He has served as President, Chief Operating Officer and a director of the Company since 1984. Prior to that, Mr. Menghini served as a merchandise manager of the Company since 1977.

        Robert G. Shaw has served as Senior Vice President, Finance and Human Resources and a director of the Company since 1993. Prior to that, Mr. Shaw held several management positions with the Company since 1976, including Vice President of Finance.

        Larry D. Graveel was recently appointed Chief Operating Officer. He has served as a director of the Company since February 1997 and as Senior Vice President, Merchandising of the Company since 1993. Prior to that, Mr.
Graveel served as a merchandising manager of the Company since 1984.

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


                                        Fiscal                                     Other Annual
Position                                 Year      Salary         Bonus        Compensation (1)
- --------                                ------  ------------   -----------     ----------------
Robert M. Wolff.....................    1999        $170,000   $        --           $       --
     Chairman                           1998         155,000            --                   --
                                        1997         147,498            --               16,822
John L. Menghini....................    1999         250,000       378,365                6,400
     President and Chief                1998         250,000       422,750                7,040
     Executive Officer                  1997         249,038       300,000               14,773
Robert G. Shaw......................    1999         160,000       166,112                6,400
     Senior Vice President and          1998         160,000       194,112                7,040
     Chief Financial Officer            1997         159,615       120,000               14,773
Larry D. Graveel....................    1999         180,000       177,983                6,400
     Executive Vice President and       1998         180,000       201,060                7,040
     Chief Operating Officer            1997         179,615       120,000               17,809
Michael H. Gary.....................    1999         180,000       171,035                6,400
     Senior Vice President              1998         180,000       194,112                7,040
                                        1997         185,769       120,000               18,973


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

                                               Amount of Beneficial Ownership
                                               -------------------------------
                                               Number of        Percentage
                                                Shares            Owned
                                                ------            -----
Executive Officers and Directors:
Robert M. Wolff (2)(3)...................         60.0             3.0%
John L. Menghini (2)(4)..................        257.0             12.9
Robert G. Shaw (2)(5)....................        235.0             11.8
Larry D. Graveel (2)(6)..................        110.0              5.5
Michael H. Gary (2)(7)...................        110.0              5.5
John W. Jordan II (8)(9).................      78.3125              3.9
David W. Zalaznick(8)....................      78.3125              3.9
A. Richard Caputo, Jr. (8)...............         50.0              2.5
All directors and executive officers
  as a group (8 persons).................      971.125             48.7

Other Principal Stockholders:
JZ Equity Partners PLC (10)..............        500.0             25.0
Leucadia Investors, Inc. (11)............        125.0              6.3
- -------------

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

                                  EXHIBIT INDEX

Exhibit
Number            Description                                              Page
- ------            -----------                                              ----

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

   10.1 (b)       Amendment No. 1 to Credit  Agreement  dated September
                  17, 1997 by and among GFSI, Inc., the lenders listed thereto and the First National Bank of Chicago, as
                  agent.                                                    **

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

Exhibit
Number            Description                                              Page
- ------            -----------                                              ----

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

   10.11          Promissory  Note,  dated  August  12,  1996,  between
                  Winning Ways, Inc. and Impact Design, Inc.                 *

   10.12          Promissory  Note,  dated  August  12,  1996,  between
                  Winning Ways, Inc. and Kansas Custom Embroidery            *

   10.13          Form of  Promissory  Note,  dated  February 27, 1997,
                  between  GFSI  Holdings,   Inc.  and  the  Management
                  Investors                                                  *

   10.14          License Agreement, dated April 1, 1994, by and between
                  Winning Ways, Inc. and Softwear Athletics, Inc.            *

   10.15 License Agreement, dated October 27, 1998, by and between GFSI, Inc. and Bonmax Co., Ltd.

   10.16 License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports Ltd.

   10.17 CEBA Loan Agreement, dated April 28, 1998, by and among the Iowa Department of Economic
                  Development, the City of Bedford and GFSI, Inc.

   12             Statement re: Computation of Ratios

   25             Statement of Eligibility of Trustee                        *

   27             Financial Data Schedule


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

(b)               Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1999.

                                 GFSI, INC.

                                 By:      /s/   JOHN L. MENGHINI
                                    ---------------------------------------
                                     John L. Menghini
                                     President, Chief Executive Officer
                                       and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 28, 1999.


         Signatures                            Title
         ----------                            -----


  /s/   ROBERT M. WOLFF            Chairman and a Director
- --------------------------------
       Robert M. Wolff


 /s/   JOHN L. MENGHINI            President, Chief Executive Officer and a
- --------------------------------     Director (Principal Executive Officer)
       John L. Menghini


 /s/   ROBERT G. SHAW               Senior Vice President, Finance and
- ------------------------------        a Director
       Robert G. Shaw               (Principal Financial and Accounting Officer)



 /s/   LARRY D. GRAVEEL              Executive Vice President, Chief Operating
- --------------------------------     Officer and a Director
       Larry D. Graveel



 /s/   A. RICHARD CAPUTO, JR.        Director
- --------------------------------
       A. Richard Caputo, Jr.



 /s/  JOHN W. JORDAN II              Director
- --------------------------------
      John W. Jordan II



 /s/  DAVID W. ZALAZNICK             Director
- --------------------------------
      David W. Zalaznick

                                                                  Exhibit 10.15

                                LICENSE AGREEMENT

         THIS AGREEMENT is made effective as of October 27, 1998, by and between GFSI, Inc., a Delaware corporation, with offices at 9700 Commerce Parkway, Lenexa, Kansas 66219, (hereinafter "Licensor"), and Bonmax Co., Ltd. with offices at 3-5-8, Higashi-Nihonbashi, Chuo-ku, Tokyo, 103 Japan (hereinafter "Licensee").

         WHEREAS, Licensor is the owner of certain trademarks identified in Schedule A hereto (the "Trademarks"), and any copyrights or other proprietary rights associated with said Trademarks (hereinafter the "Rights"); and

         WHEREAS, Licensee desires to use the Rights and/or the Trademarks on or in association with the manufacture, offering for sale, sale, advertising, promotion and distribution of certain products identified in Schedule B (the "Licensed Products") in the countries identified in Schedule B (the "Licensed Territory"); and

         WHEREAS, Licensor is willing to grant Licensee such right to use the Rights and/or the Trademarks on the Licensed Products in the Licensed Territory in accordance with the terms and conditions recited herein.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and conditions herein contained, it is hereby agreed as follows:

         1.       GRANT.

                  (a) Licensor hereby grants to Licensee and Licensee hereby accepts the exclusive, non-transferable, non-assignable license, without the right to grant sublicenses, to use the Rights and Trademarks solely within the Licensed Territory on the Licensed Products and/or in association with the manufacture, advertising and promotion of the Licensed Products and the offering for sale, sale, shipment and distribution of the Licensed Products: (i) to retail stores and merchants for sale, shipment and distribution direct to the public; and/or (ii) direct to the public. Licensee shall not knowingly permit the Licensed Products to be sold or distributed outside of the Licensed Territory.

                  (b) Licensor represents and warrants that it has the authority to grant the Rights licensed herein. Licensor makes no representation that it has the authority to grant, nor does it grant herein, the right to utilize the name, symbol, or logo of any other licensee of Licensor, or reproductions of any products produced by or for any other licensee of Licensor. Accordingly, it is understood by the parties hereto that if any of the foregoing are to be utilized in connection with the exercise of the license granted hereunder, it will be the responsibility of Licensee to obtain all necessary permissions for the use of such material.

                  (c) The license granted by Licensor to Licensee hereunder does not include the right to, and Licensee shall not in any manner, use (or purport to grant others the right to use) the Trademarks or the Rights for the purpose, in whole or in part, of promoting any service or product other than the Licensed Products. The license granted by Licensor to Licensee herein does not include, and shall not be used by Licensee so as to imply, a testimonial or endorsement of the Licensed Products or any other product or service by the Licensor.

                  (d) Nothing contained in Section 1(c) above shall prevent Licensee from utilizing the Trademarks or the Rights in a non-endorsement and/or non-testimonial manner in connection with the packages, cartons, advertising, point-of-sale and/or promotional materials for the Licensed Products (the "Promotional and Packaging Material") or require any separate payment in connection therewith.

                  (e) All rights not expressly granted to Licensee in this Agreement are specifically reserved to Licensor.

         2.       TERM AND OPTIONS.

                  (a) This Agreement shall be effective and shall continue for an initial term (the "First License Period") set forth on Schedule B, unless sooner terminated pursuant to a provision of this Agreement.

                  (b) Licensor hereby grants to Licensee two (2) separately exercisable options to extend the term of this Agreement for additional one-year periods ("Second and Third License Periods," respectively). In order to exercise each of the two options, Licensee must provide Licensor with written notice of its intention to exercise each such option and such written notice must be received by Licensor no earlier than one hundred twenty (120) days and no later than ninety (90) days prior to the expiration of the License Period then in effect. The attempted exercise of any option shall be void and of no effect if Licensee (i) has breached or is then in breach of any of its obligations under this Agreement, or (ii) fails during any License Period to make Net Sales sufficient to generate Actual Royalties equal to or greater than the Guaranteed Minimum Royalties as defined herein, or (iii) fails to make full and timely royalty payments as provided herein. Licensee's performance in each License Period shall be pursuant to the same terms and conditions recited in this Agreement.

         3.       ROYALTIES.

                  (a) Licensee agrees to pay Licensor a royalty at the percentage set forth on Schedule B based on Net Sales (as defined in Subsection 3(b) below) of the Licensed Products employing the Rights and/or the Trademarks by Licensee (the "Actual Royalty"). Such Actual

Royalty shall accrue when the Licensed Products are sold, shipped, distributed, billed and/or paid for, whichever occurs earlier, to a third party not affiliated with Licensee. For purposes of this Agreement, "affiliated" means related in any manner through direct or indirect ownership or control and includes joint venture arrangements.

                  (b) "Net Sales" shall mean gross sales to third parties not affiliated with Licensee at Licensee's regular price, less (i) returns actually credited and (ii) sales or consumption taxes. No other deductions shall be permitted. For example, there shall be no deductions made for discounts, allowances, commissions, royalties, uncollectible accounts, taxes, fees, assessments, impositions, payments or expenses of any kind which may be incurred or paid by Licensee in connection with the royalty payments due to Licensor hereunder, or for any costs incurred in the manufacture, offering for sale, sale, advertising, promotion, shipment, handling, distribution and/or exploitation of the Licensed Products. Licensee's regular price shall include the royalty amount.

                  (c) Actual Royalty payments shall be made by Licensee to Licensor on all Licensed Products sold, shipped and/or distributed by Licensee, even if not billed (such as in the case of introductory offers, promotions and the like and sales, shipments and/or distributions to individuals and/or companies which are affiliates or subsidiaries of Licensee), or if billed at less than Licensee's regular price for such Licensed Products, based upon Licensee's regular price for such Licensed Products sold to third parties not affiliated with Licensee in the course of Licensee's normal distribution, shipment and sales activities. Notwithstanding the foregoing, samples sold to third parties shall be subject to a royalty based on the price charged to the such third party.

                  (d) For each License Period of this Agreement, Licensee agrees to pay Licensor a non-refundable guaranteed minimum royalty in the amount(s) and in the manner set forth on Schedule B (the "Guaranteed Minimum Royalty"). Such Guaranteed Minimum Royalty shall be paid as set forth on Schedule B. If, upon termination or expiration of this Agreement or any License Period thereof, the total royalties paid and/or payable by Licensee to Licensor during each such License Period is less than the Guaranteed Minimum Royalty, Licensee shall immediately pay the amount of such difference to Licensor. Actual Royalty payments based on Net Sales made during any License Period of this Agreement shall be credited against the Guaranteed Minimum Royalty due for the License Period in which such Net Sales were made.

         4.       STATEMENTS AND PAYMENTS.

                  (a) Licensee shall deliver to Licensor, at its offices, or to such other address as Licensor may direct, on the last day of the second month following the end of each calendar quarter during any License Period of this Agreement, and on the last day of the second month following termination or expiration of this Agreement, a complete and accurate statement of its Net Sales of Licensed Products, differentiated by product, for the immediately preceding calendar quarter (or portion thereof) (the "Royalty Period"). Said statement shall be certified as accurate by an officer of Licensee and shall include information for gross sales of each product classification of the Licensed Products shipped, distributed and/or sold by Licensee during the Royalty Period, returns actually credited, computation of Net Sales and royalty due, and any other information Licensor may from time to time reasonably request. Such statements shall be furnished to Licensor whether or not any Licensed Products have been shipped, distributed and/or sold, and whether or not Actual Royalties have been earned during the Royalty Period. Statements shall be in a form acceptable to Licensor and consistent with Schedule C hereto.

                  (b) The amount in United States dollars shown in Licensee's royalty statements as being due Licensor shall be paid simultaneously with the submission of such statements; provided, however, that the full amount of the Guaranteed Minimum Royalty paid to Licensor by Licensee as described in Section 3 which is applicable to each License Period shall first be credited against the payment of any Actual Royalty with respect to sales of Licensed Products for such Licnese Period. In the event that the amount credited for returns during any Royalty Period exceeds Licensee's royalty obligation to Licensor for such period, Licensee may use such amount as a credit against future royalty obligations of Licensee during the License Periods of this Agreement. In no event, however, shall the amount credited for returns during any Royalty Period be used upon termination or expiration of this Agreement as a credit against past royalty obligations of or royalty payments made by Licensee. In no circumstances shall Licensor be obligated to pay any amount to Licensee upon termination or expiration of this Agreement on account of credits accrued by Licensee for returns.

                  (c) Licensee's royalty statements and all amounts payable to Licensor by Licensee shall be submitted to:

                          GFSI, Inc.
                          9700 Commerce Parkway
                          Lenexa, Kansas 66219
                          Attn:  Larry Graveel

or such other address as the Licensor may direct.

                  (d) The receipt and/or acceptance by Licensor of any of the statements furnished or royalties paid hereunder to Licensor (or the cashing of any royalty checks paid hereunder) shall not preclude Licensor from questioning the correctness thereof at any time and, in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified by Licensee and the appropriate payment shall be made by Licensee.

                  (e) All payments made hereunder shall be in United States dollars, unless otherwise specifically agreed upon by the parties. Payments shall be made by electronic transfer. The exchange rate for converting foreign currencies into United States dollars shall be the exchange rate of the telegraphic transfer YEN selling rate of TOKAI BANK COMPANY, LTD., Tokyo, Japan, in effect on the royalty due date.

                  (f) Time is of the essence with respect to all payments to be made hereunder by Licensee. Interest at a rate of the lesser of one and one-half percent (1 1/2%) per month or the maximum rate allowed by law, compounded daily, shall accrue on any amount due Licensor hereunder from and after the date upon which the payment is due until the date of receipt of payment. Collection of interest by Licensor shall be without prejudice to any other rights and remedies available to Licensor.

                  (g) Licensee may deduct on foreign remittance any withholding taxes that are based on payments made to Licensee and that are actually paid to a government authority. Licensee shall promptly provide Licensor with all written documentation requested by Licensor substantiating such payments, including official government receipts and withholding tax certificates (i.g. Application for Certificates on Tax Payment) for avoidance of double taxation. Licensor agrees to promptly furnish Licensee with all written documentation requested by Licensee, including, without limitation, Application Form for Income Tax Conversion to reduce such withholding tax.

         5.       AUDIT.

                  (a) Licensee agrees to keep accurate books of account and records at its principal place of business covering all transactions relating to the license granted herein and pertaining to the items required to be shown in the Licensee's royalty statements to be submitted pursuant hereto, including without limitation, invoices, correspondence, banking, financial and other records. Licensor and its duly authorized representatives shall have the right, upon reasonable notice, at all reasonable hours of the day, to audit Licensee's books of account and records, and all other documents and material in the possession or under the control of Licensee, with respect to the subject matter and the terms of this Agreement and to make copies and extracts thereof. In the event that any such audit reveals an underpayment by Licensee, Licensee shall immediately upon demand remit payment to Licensor in the amount of such underpayment plus interest calculated at the rate of the lesser of one and one-half percent (1 1/2%) per month or the maximum rate allowed by law, compounded daily, calculated from the date such payment(s) were actually due until the date such payment is actually made. Collection of interest by Licensor shall be without prejudice to any other rights and remedies available to Licensor. In the event that any such underpayment is greater than Five Thousand Dollars ($5,000), or two percent (2%) of the royalties due for the period audited, whichever is less, Licensee shall reimburse Licensor for the costs and expenses of such audit.

                  (b) All books of account and records of Licensee covering all transactions relating to the license granted herein shall be retained by Licensee for at least two (2) years after the expiration or termination of this Agreement for possible inspection by Licensor.

         6.       QUALITY, NOTICES, APPROVALS, AND SAMPLES.

                  (a) The Licensed  Products and the  Promotional  and Packaging
Material: shall be of high quality in design, material and workmanship so as to be suited to the favorable advantage, protection and enhancement of the Trademarks and the Rights; in no event shall be of lesser quality than the best quality of similar products and promotional, advertising, and packaging material presently shipped, distributed, sold and/or used by Licensee in the Licensed Territory; shall be safe and suitable for their intended purpose; and shall be manufactured, sold and/or distributed in full conformance with all applicable laws and regulations.

                  (b) Licensee may not  manufacture,  use, offer for sale, sell, advertise, promote, ship and/or distribute any Licensed Products, or any Promotional and Packaging Material relating to the Licensed Products, until it has received written approval of same in the manner provided herein from
Licensor, or a representative designated by Licensor ("Representative"); provided that such approval shall not be required in the event Licensee merely customizes, without material change, to fit the needs of the customers, such Licensed Products that have been previously approved by Licensor or Representative. Such customization ("Customization") includes, without limitation, embroidery work. Such approval shall not be unreasonably withheld. Should Licensor or Representative fail to approve in writing any of the submissions furnished it by Licensee within fourteen (14) business days from the date of submission thereof, such failure shall be considered to be an approval thereof.

                  (c) Before commencing or authorizing third parties to commence the design or development of Licensed Products or Promotional and Packaging Material which have not been previously approved in writing by Licensor or Representative, Licensee shall submit at its own cost to Licensor or Representative, for approval, a written description of the concept of such Licensed Product and/or Promotional and Packaging Material, including full information on the nature and function of the proposed item and a general description of how the Rights and/or the Trademarks and other material will be used thereon. Licensee shall next submit at its own cost to Licensor or Representative, for approval, complete layouts and descriptions of the proposed Licensed Products and/or Promotional and Packaging Material showing exactly how and where the Rights and the Trademarks and all other art work and wording will be used. Thereafter, Licensee shall submit at its own cost to Licensor or Representative, for approval, pre-production models or prototype samples of the proposed Licensed Products and/or Promotional and Packaging Material, if not adopted from Licensor's designs. Finally, Licensee shall submit at its own cost to Licensor or Representative, for approval, actual proofs or final pre-production samples of the proposed Licensed Products and/or Promotional and Packaging Material. Licensee shall not proceed beyond any of the above stages where approval is required without first securing the express written approval of Licensor or Representative.

                  (d) Upon commencement of manufacture, shipment and distribution of the Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products after all required approvals have been given by Licensor, Licensee shall submit, at its own cost, to Licensor or Representative an additional twelve (12) sets of the Licensed Products and two
(2) sets of the Promotional and Packaging Material.

                  (e) Licensor may periodically during any License Period of this Agreement require that Licensee submit to Licensor or Representative, at no cost to Licensor, up to twelve (12) additional sets of the Licensed Products, and the Promotional and Packaging Material relating to the Licensed Products, for subsequent review of the quality of and copyright and trademark usage and notice on same and for any other purpose that Licensor deems appropriate.

                  (f) After the required approval has been secured from Licensor or Representative pursuant to Section 6(c) above, Licensee shall not depart (except for Customization) from the specifications, quality or appearance thereof in any respect without first obtaining the express prior written approval of Licensor or Representative. Licensee shall make submissions to Licensor or Representative and obtain approvals in the manner required above each time new or revised concept, layouts, descriptions, art work, models, prototype samples and/or production samples are created, developed and/or adopted by and/or for Licensee.

                  (g) Subject to reasonable obligations of confidentiality by Licensor, Licensee agrees that to assure that the provisions of this Agreement are being observed, it will allow Licensor or its designees to enter Licensee's premises and/or the premises where the Licensed Products are being manufactured and the facilities in which the Licensed Products are being packaged, during regular business hours, and upon reasonable notice, for the purpose of inspecting the Licensed Products and the Promotional and Packaging Material relating to the Licensed Products.

                  (h) In order to ensure that the Licensed Products and the Promotional and Packaging Materials are manufactured, offered for sale, sold, advertised, promoted, shipped and/or distributed as set forth herein, in the event that the quality standards and/or trademark and copyright usage and notice requirements herein referred to are not met, or in the event that said quality standards and/or trademark and copyright usage and notice requirements are not maintained throughout the period of manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of any Licensed Products hereunder, then, in addition to any other rights available to Licensor under this Agreement or otherwise, upon receipt of written notice from Licensor, Licensee shall immediately discontinue any and all manufacture, offering for sale, sale, advertising, promotion, shipment and distribution of such Licensed Products and/or Promotional and Packaging Material in connection with which the said quality standards and/or trademark and copyright usage and notice requirements have not been met.

         7.       ARTWORK.

                  (a) The form and content of all artwork for use in any media shall be subject to the express written approval of Licensor prior to its use by Licensee in connection with the Licensed Products or the Promotional and Packaging Material. If Licensee desires to use artwork previously approved by Licensor on a different Licensed Product or on different Promotional and Packaging Material, Licensee shall first submit samples of such proposed use to Licensor for approval thereof. Any artwork or graphics provided to Licensee by Licensor may only be used by Licensee on the Licensed Products which utilize Licensor's Trademarks.

                  (b) Except as provided in Section 18(c) of this Agreement, notwithstanding any rights otherwise granted to Licensee by state or federal trademark or copyright laws or otherwise, Licensee shall not without express prior written permission of Licensor directly or indirectly use, or authorize others to use, in any manner whatsoever, any of the artwork or designs or other material involving the Rights and/or Trademarks, or any reproductions thereof, following the expiration or termination of this Agreement, notwithstanding their invention or use by Licensee, and Licensee shall destroy all such artwork and/or designs and/or other material and furnish to Licensor satisfactory evidence of their destruction, or deliver the same to

Licensor. All artwork shall be deemed created as a work made for hire in favor of Licensor and, to the extent it is not, all rights in the artwork shall be assigned to Licensor. Licensee shall represent that it has equivalent agreements in place for all personnel who are not full-time employees of Licensee.

         8.       OWNERSHIP OF RIGHTS.

                  (a) It is understood and agreed that Licensor is the sole and exclusive holder of all right, title and interest in and to the Rights and/or the Trademarks for the duration of this Agreement.

                  (b) Nothing contained in this Agreement shall be construed as an assignment to Licensee of any right, title and/or interest in or to the Rights and/or to the Trademarks, it being understood that all right, title and interest relating thereto are expressly reserved by Licensor except for the Rights being licensed hereunder.

                  (c) No license is being granted hereunder as to any products other than the Licensed Products and only in the Licensed Territory. Licensor reserves for such use as it may determine all rights of any kind other than the Rights herein licensed to Licensee.

                  (d) Licensee shall not use the Rights and/or the Trademarks other than as permitted herein and, in particular, shall not incorporate the Rights and/or the Trademarks in Licensee's corporate or business name or in any of Licensee's other trademarks or service marks, in any manner whatsoever. Licensee agrees that in using the Rights and Trademarks, it will in no way represent that it has any rights, title and/or interest in and/or to the Rights and/or the Trademarks other than those expressly granted under the terms of this Agreement. Licensee further agrees that it will not use and/or authorize the use, either during or after the term of this

Agreement, of any configuration, trademark, trade name or other designation confusingly similar to the Rights and/or any of the Trademarks.

         9.       GOODWILL AND PROMOTIONAL VALUE.

                  (a) Licensee recognizes the value of the goodwill associated with the Rights and/or the Trademarks and acknowledges that the Rights and/or the Trademarks, and all rights therein and the goodwill pertaining thereto, belong exclusively to Licensor. Licensee further recognizes and acknowledges that the Rights and/or the Trademarks have acquired secondary meaning in the mind of the public. Licensee agrees that during any License Period of this Agreement, or thereafter, it will not dispute or attack the title or any rights of Licensor in and to the Rights and/or the Trademarks or the validity of the license granted herein.

                  (b) Licensee agrees that its use of the Rights and/or the Trademarks shall inure to the benefit of Licensor and that Licensee shall not, at any time, acquire any rights in the Rights and/or the Trademarks by virtue of any use it may make of the Rights and/or of the Trademarks. Licensee hereby assigns to Licensor any and all trademarks and trademark rights in the Trademarks and/or Rights created by such use, together with the goodwill of the business in connection with which such Trademarks are used.

                  (c) Licensee acknowledges that Licensor is entering into this Agreement not only in consideration of the royalties paid hereunder but also in recognition of the intrinsic benefit to proper maintenance of the reputation of Licensor as a result of the manufacture, offering for sale, sale, advertising, promotion, shipment and distribution of the Licensed Products by Licensee in accordance with the provisions of this Agreement. Licensee therefore acknowledges that its failure to manufacture, offer for sale, sell, advertise, promote, ship and distribute the Licensed Products in accordance with the provisions of this Agreement, including without limitation its obligations to protect and enhance the value of the Trademarks and the Rights, will result in immediate and irreparable damage to Licensor in connection with promotion of the Rights and/or the Trademarks, and that there will be no adequate remedy at law for the failure by Licensee to abide by such provisions of this Agreement. Accordingly, Licensee agrees that in the event of any breach by Licensee, in addition to all other remedies available to it hereunder, Licensor may at its sole option commence an action in any court having jurisdiction or an arbitration proceeding, and shall be entitled to injunctive relief against any such breach as well as such other relief as any arbitrator(s) or court with jurisdiction may deem just and proper.

         10.      TRADEMARK AND COPYRIGHT PROTECTION.

                  (a) The license granted herein is conditioned upon Licensee's full and complete compliance with the provisions of the trademark and copyright laws of the United States and any foreign country or countries in the Licensed Territory.

                  (b)  Licensee  agrees  to  permanently  affix to all  Licensed
Products and all Promotional and Packaging Material the appropriate legends, markings and/or notices as required by Licensor, to give appropriate notice to the consuming public of Licensor's right, title and interest therein.

                  (c) Licensee agrees that it will not use, distribute or sell any Licensed Products or distribute any Promotional or Packaging Materials which do not carry notices meeting the requirements of this Agreement.

                  (d) Licensee shall use no other markings, legends and/or notices on or in association with the Licensed Products or on or in association with the Promotional and Packaging Material other than those specified above and such other markings, legends and/or notices as may be specified by Licensor, without first obtaining Licensor's express written approval.

                  (e) Licensor has the right, but not the obligation, to obtain at its own cost, appropriate trademark and copyright protection for the Rights and/or the Trademarks in association with the Licensed Products in any and all countries of the Licensed Territory, in the name of Licensor or in the name of any third party selected by Licensor.

                  (f) Licensee shall keep appropriate records (including copies of pertinent invoices and correspondence), and advise Licensor, relating to the dates when each of the Licensed Products is first placed on sale or sold in each country of the Licensed Territory, and the dates of first use in each country of each different Trademark and/or of the Rights on the Licensed Products and Promotional and Packaging Material. If requested to do so by Licensor, Licensee also agrees to supply Licensor with samples, facsimiles or photographs of the trademark usages in question and other information which will enable Licensor to complete and obtain trademark applications or registrations, or to evaluate or oppose any trademark or design applications, registrations, or uses of third parties.

                  (g) Licensee agrees that it shall not at any time within the Licensed Territory or anywhere else in the world apply for any copyright or trademark protection which would affect Licensor's ownership of any rights in the Rights and/or the Trademarks, nor file any document with any governmental authority or assert directly or indirectly any right or take any other action which could affect Licensor's ownership of the Rights and/or the Trademarks, or aid or abet anyone else in doing so.

                  (h) Licensee agrees to cooperate in all reasonable respects with Licensor in protecting and defending the Rights and/or the Trademarks. In the event that any claim or problem arises with respect to the protection of the Rights and/or the Trademarks in the Licensed Territory, Licensee shall promptly advise Licensor in writing of the nature and extent of same. Licensor has no obligation to take any action whatsoever in the event that any claim or problem arises with respect to the protection of the Rights and/or the Trademarks.

         11.      INFRINGEMENTS.

                  (a) Licensee agrees to cooperate with Licensor in the enforcement of Licensor's right in the Rights and/or the Trademarks. Licensee agrees to promptly notify Licensor in writing of any infringements or imitations by third parties of the Rights, the Trademarks, the Licensed Products and/or the Promotional and Packaging Material which may come to Licensee's attention. Licensor shall have sole right to determine whether or not any action shall be taken on account of any such infringement or imitation. Licensor, if it so desires, may commence or prosecute any claims or suits in its own name or in the name of Licensee, or join Licensee as a party thereto; provided, however, that Licensee shall not be required to incur more than nominal out-of-pocket expense as a consequence of being joined as a party by Licensor. Licensee agrees not to contact any third party, not to make any demands or claims, and not to institute any suit or take any other action on account of such infringements or imitations without obtaining the prior express written permission of Licensor.

                  (b) With respect to all claims and suits involving the Rights and/or the Trademarks, including suits in which Licensee is joined as a party, Licensor shall have the sole right to employ counsel of its choosing and to direct the handling of the litigation and any settlement thereof. Licensor shall be entitled to receive and retain all amounts awarded to Licensor as damages, profits or otherwise in connection with such suits.

         12.      INDEMNIFICATION

                  Licensee hereby agrees to defend, indemnify and hold harmless Licensor, its officers, directors, employees, partners and agents, from and against any and all claims, demands, causes of action and judgments ("Claims") arising out of or in connection with: (a) Licensee's design, manufacture, distribution, shipment, advertising, promotion, offering for sale and/or sale of the Licensed Products and/or the Promotional and Packaging Material, including but not limited to any allegedly unauthorized use by Licensee of any trademark, copyright, patent, process, idea, method, device, logo, symbol, insignia, name, term or material other than those licensed herein; and (b) any alleged defect(s) of the Licensed Products and/or the Promotional and Packaging Material.

                  With respect to the foregoing indemnity, Licensee agrees to defend and hold Licensor harmless at no cost or expense to Licensor whatsoever, including, but not limited to, reasonable attorneys' fees and court costs. Licensor shall have approval over Licensee's selection of counsel and be kept apprised of all developments. Under no circumstances shall Licensee have the right to settle or otherwise compromise any claim without the prior written consent of Licensor; provided, however, that such consent shall not be unreasonably withheld.

Licensor shall have the right to defend itself in any such action or proceeding with attorneys of Licensor's selection.

         13.      INSURANCE.

                  Licensee shall, throughout the License Period(s) of this Agreement and for three (3) years after the expiration of this Agreement, obtain and maintain at its own cost and expense from a qualified insurance company acceptable to Licensor, product liability insurance, the form of which must be acceptable to Licensor, naming Licensor as an additional insured. Such policy shall provide protection against any and all claims, demands and causes of action arising out of any defects or failure to perform, alleged or otherwise, of the Licensed Products or any material used in connection therewith or any use thereof. The amount of coverage shall be a minimum of One Million Dollars ($1,000,000) combined single limit. The policy shall provide for twenty (20) days' notice to Licensor from the insurer by Registered or Certified Mail, return receipt requested, in the event of any modification, cancellation or termination. Licensee agrees to furnish Licensor a certificate of insurance evidencing same within thirty (30) days after execution of this Agreement, and in no event shall Licensee manufacture, offer for sale, sell, advertise, promote, distribute, ship and/or distribute the Licensed Products or Promotional and Packaging Material prior to receipt by Licensor of such evidence of insurance.

         14.      EXPLOITATION BY LICENSEE.

                  (a) Licensee agrees to commence distribution, shipment and sale of all of the Licensed Products in sufficient quantities to meet the reasonably anticipated demand therefor throughout the Licensed Territory within six (6) months after the commencement of the First License Period of this Agreement. In the event of Licensee's failure to comply with this requirement, in addition to all other remedies available to it, Licensor shall have the option to terminate this Agreement upon mailing notice of such termination to Licensee.

                  (b) Licensee agrees that during all License Periods of this Agreement, Licensee will continue to diligently and continuously distribute, ship and sell each of the Licensed Products throughout the Licensed Territory and that it will use its best efforts to make and maintain adequate arrangements for the distribution, shipment and sale necessary to meet the demand for all such Licensed Products throughout the Licensed Territory. Licensee further agrees to exercise all reasonable efforts to advertise and promote the Licensed Products at its own expense throughout the term of this Agreement as widely as practicable within the Licensed Territory, to the best advantage and enhancement of the Trademarks and the Rights.

                  (c)  Licensee  will  not  discriminate  against  the  Licensed
Products  by  granting   commissions/discounts   to  salesmen,   dealers  and/or
distributors in favor of Licensee's other similar products.

         15.      PREMIUMS, PROMOTIONS, COMBINATION PROGRAMS AND SECONDS.

                  (a) Under no circumstances shall Licensee have any right to sell or otherwise utilize the Licensed Products as premiums or promotional items. Licensor shall have and retain the sole and exclusive right to utilize or license third parties to utilize any of the Trademarks and Rights granted herein in connection with any premium, giveaway, mail order, fund raising, promotional arrangement or fan club (collectively referred to as "Promotional Products"), which retained right may be exercised by Licensor concurrently with the Rights granted to Licensee hereunder.

                  (b) Licensee agrees not to sell the Licensed Products in combination with other products ("Combination Program") for one total combination price without the prior written consent of Licensor. If such consent is granted, the royalty shall be based upon the total combination price paid for all of the products included in the Combination Program.

                  (c) Licensee agrees not to offer for sale, sell, ship, advertise, promote, distribute and/or use for any purpose whatsoever, and/or to permit any third party to offer for sale, sell, ship, advertise, promote, distribute and/or use for any purpose whatsoever, any Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products which are damaged, defective, seconds or otherwise fail to meet the specifications and/or quality standards and/or trademark and copyright usage and notice requirements of this Agreement.

         16.      ASSIGNABILITY AND SUBLICENSING.

                  The license granted hereunder is and shall be personal to Licensee and shall not be assigned by any act of Licensee or by operation of law or otherwise encumbered. A change in the stock ownership of Licensee representing fifty percent (50%) or more of the stock shall be deemed to be an assignment of this License. Licensee shall not have the Licensed Products or any portion thereof manufactured for Licensee by a third party unless Licensee first obtains the express written approval of Licensor, and such manufacturer shall have signed an agreement in the form attached hereto as Schedule D. Licensee shall have no right to grant any sublicenses without Licensor's prior express written approval. Any attempt on the part of Licensee to arrange for manufacture by a third party or to sublicense (except as provided herein), assign, encumber or alter its rights under this Agreement by operation of law or otherwise, including without limitation entry by Licensee into any joint venture arrangement or any material change in the ownership or key management of Licensee, without reasonable notice to and prior written approval by Licensor shall result in the automatic termination of this Agreement, and all rights granted hereunder shall immediately revert to Licensor.

         17.      TERMINATION.

                  (a)      Licensor's Right of Termination.

                  (i) Immediate Right of Termination. In addition to the automatic termination provisions and/or termination rights provided elsewhere in this Agreement, and notwithstanding any attempts by Licensee to cure defaults, Licensor shall have the right immediately to terminate this Agreement by giving written notice to Licensee if Licensee does any of the following:

                           a. Manufactures,  offers for sale, sells, advertises,
                  promotes, ships, distributes and/or uses in any way any Licensed Product and/or Promotional and Packaging Material without having the prior written approval of Licensor as provided for in this Agreement;

                           b. Continues to  manufacture,  offer for sale,  sell,
                  advertise, promote, ship, distribute and/or use in any way any Licensed Product and/or Promotional and Packaging Material after receipt of notice from Licensor disapproving same;

                           c. Fails to carry on the Licensed Products or Promotional or Packaging Material the notices specified by Licensor, as required herein;

                           d. Becomes  subject to any  voluntary or  involuntary
                  order of any governmental agency involving the recall or citation of any of the Licensed Products and/or Promotion and Packaging Material because of safety, health or other hazards or risks to the public;

                           e. Directly or indirectly through its controlling shareholders or any of its officers, directors or employees, takes any action in connection with the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of the Licensed Products and/or the Promotional and Packaging Material which damages or reflects adversely upon Licensor, the Rights and/or the Trademarks;

                           f. Breaches any of the  provisions of this  Agreement
                  relating to the unauthorized assertion of rights in the Rights and/or the Trademarks;

                           g. Two or more  times  during a  twelve-month  period
                  fails to make timely payment of royalties when due or fails to make timely submission of royalty statements when due;

                           h. Uses the Trademarks or the Rights for the purpose,
                  in whole or in part, of promoting any service or product other than the Licensed Products without the express prior consent of Licensor in writing; or

                           i. Fails to obtain or maintain  insurance as required
                  by the provisions of this Agreement.

                  (ii) Curable Breaches by Licensee. If Licensee: commits a material breach of any other terms of this Agreement; or files a petition in bankruptcy or is adjudicated a bankrupt or insolvent, or makes an assignment for the benefit of creditors, or an arrangement pursuant to any bankruptcy law, or discontinues its business, or if a receiver is appointed for it or its business and is not discharged within thirty (30) days; and Licensee fails to cure such breach or event and furnish reasonable proof of its cure to Licensor within fifteen
(15) days after receiving written notice of breach and a demand to cure from Licensor, Licensor shall then have the right to terminate this Agreement by giving written notice to Licensee.

                  (b) Licensee's Right of Termination. If Licensor commits a material breach of any of the terms of this Agreement and fails to cure such breach and furnish reasonable proof of its cure to Licensee within fifteen (15) days after receiving written notice of breach, without prejudice to any right and remedy available to Licensee, Licensee shall have the right to terminate this Agreement by giving written notice to Licensor. Termination of this Agreement shall not relieve Licensee of any royalty obligations which have accrued prior to termination.

         18.      POST-TERMINATION AND EXPIRATION RIGHTS AND OBLIGATIONS.

                  (a) Except as provided in Section 18(c) below, upon termination of this Agreement, Licensee and its receivers, representatives, trustees, agents, administrators, successors and/or permitted assigns shall have no right to manufacture, offer for sale, sell, ship, advertise, promote and/or distribute Licensed Products or to use in any way the Rights, the Trademarks, or any Promotional and Packaging Material relating to the Licensed Products.

                  (b) Upon expiration of this Agreement or termination by Licensor, notwithstanding anything to the contrary herein, all royalties on sales, shipments and/or distributions theretofor made shall become immediately due and payable and no Guaranteed Minimum Royalty paid to Licensor shall be refunded.

                  (c) Upon expiration of this Agreement, or upon termination of this Agreement for any reason except those set forth in Section 16 or Section 17(a) above, subject to the requirements of this Agreement with respect to payment and reporting of royalties, Licensee may, for a period of six (6) months, dispose of all finished Licensed Products which are on hand upon the expiration of the License Period then in effect, and all Licensed Products which are in production and in transit, provided that the royalties with respect to that period are paid and the appropriate statements are furnished for that period. Licensee shall not accelerate or increase the manufacture or production of Licensed Products in anticipation of expiration of this Agreement. During such six (6) month period, Licensor itself may use or license the use of the Rights and/or the Trademarks in any manner at any time anywhere in the world as Licensor sees fit.

                  (d) Subject to Section 18(c) above, after the expiration or termination of this Agreement, Licensee shall refrain from further use of the Rights and/or the Trademarks or any further reference to them, either directly or indirectly, in connection with the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of Licensee's products. Licensee shall destroy all artwork, films, transparencies, separations, printing plates, molds and other materials which reproduce the Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products, and shall give evidence satisfactory to Licensor of their destruction or, at Licensor's option, deliver the same to Licensor). Licensee shall be responsible to Licensor for any damages caused by the unauthorized use by Licensee or by others of all such materials which are not destroyed pursuant to this Agreement.

                  (e) Licensee acknowledges that its failure to cease the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of the Licensed Products and/or use in any way of the Promotional and Packaging Material relating to the Licensed Products at the termination or expiration of this Agreement will result in immediate and irreparable damage to Licensor and to the rights of other licensees of Licensor. Licensee acknowledges and admits that there is no adequate remedy at law for failure to cease such activities and Licensee agrees that in the event of such failure, in addition to all other remedies available to it hereunder, Licensor at its sole option may commence an action in any court having jurisdiction or an arbitration proceeding, and shall be entitled to equitable relief by way of injunctive relief and such other relief as any arbitrator(s) or court with jurisdiction may deem just and proper.

         19.      FINAL STATEMENT UPON TERMINATION OR EXPIRATION.

                  Within sixty (60) days after termination or expiration of this Agreement, as the case may be, Licensee shall deliver to Licensor a statement indicating the number and description of the finished Licensed Products which it had on hand as of the expiration or termination date. Licensor shall have the option upon prior written notice to Licensee of conducting a physical inventory at the time of expiration or termination and/or at a later date in order to ascertain or verify such statement. In the event that Licensee refuses to permit Licensor or its agent to conduct such physical inventory, Licensee shall forfeit any rights hereunder to dispose of such inventory. In addition to such forfeiture, Licensor shall have recourse to all other remedies available to it.

         20.      NOTICES.

                  All notices or other communications required or desired to be sent to either party shall be in writing and sent by Registered or Certified Mail, postage prepaid, return receipt requested, or by facsimile or telegram, charges prepaid. Such notices, including facsimile or telegram, shall be effective on the date sent, provided that any notice sent by facsimile also shall be sent by regular mail. The addresses for Licensor and Licensee shall be as set forth on Schedule B. Either party may change its address by notice in writing to the other party.

         21.      RELATIONSHIP OF THE PARTIES.

                  This Agreement does not create a partnership or joint venture between the parties and neither party shall have any power to obligate or bind the other in any manner whatsoever.

         22.      APPLICABLE LAW AND ATTORNEYS FEES.

                  This Agreement shall be governed by the law of the state of Kansas and any claims arising hereunder shall, at Licensor's election, be prosecuted in the appropriate court of said state or in the United States District Court having jurisdiction for causes of action arising in the District in which the Licensor is located. In the event of any legal dispute between the parties regarding this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees and costs.

         23.      CAPTIONS.

                  The captions used in connection with the Sections and Subsections of this Agreement are inserted only for purpose of reference. Such captions shall not be deemed to govern, limit, modify or in any other manner affect the scope, meaning or intent of the provisions of this Agreement or any part thereof, nor shall such captions otherwise be given any legal effect.

         24.      WAIVER.

                  (a) No waiver by either party of a breach or a default hereunder shall be deemed a waiver by such party of a subsequent breach or default of a like or similar nature.

                  (b) Resort by either party to any remedies referred to in this Agreement or arising by reason of a breach of this Agreement by the other party shall not be construed as a waiver by such party of its right to resort to any and all other legal and equitable remedies available to it.

         25.      SURVIVAL OF THE RIGHTS.

                  Any rights and obligations created by this Agreement and which by necessary implication continue after its expiration or termination shall survive such expiration or termination.

         26.      SEVERABILITY.

                  In the event that any term or provision of this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision, and this Agreement shall be interpreted and construed as if such term or provision, to the extent the same shall have been held to be invalid, illegal or unenforceable, had never been contained herein.

         27.      INTEGRATION.

                  This Agreement represents the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all previous representations, understandings or agreements, oral or written, between the parties with respect to the subject matter hereof. This Agreement cannot be modified except by a written instrument signed by the parties hereto.

         28.      NONCOMPETE.

                  (a) For a period of three years immediately following the termination of this Agreement, Licensee shall not sell Licensed Products or products similar to the Licensed Products to the customers that purchased Licensed Products from Licensee during the term of this Agreement, unless such customer was a customer of Licensee prior to the effective date of this Agreement.

                  (b) During the term of this Agreement and for a period of three years immediately following the termination of this Agreement, Licensee shall not sell any products in the United States in the markets served by Licensor at the time of termination, including, but not limited to, college bookstores, resorts and corporate markets.

                  By their execution below, the parties hereto have agreed to all of the terms and conditions of this Agreement.

GFSI, INC.                                BONMAX CO., LTD.

By:   /s/  Larry D. Graveel               By:  /s/  Yuichi Togawa
   ---------------------------               ----------------------------
       Larry D. Graveel                            Yuichi Togawa



                    [BOTH PARTIES MUST ALSO SIGN SCHEDULE B]

                                   SCHEDULE A
                                   ----------

TRADEMARKS:

GEAR FOR SPORTS
BIG COTTON

BRIDGEPORT LEATHER PRODUCTS
REPUBLIC METAL PRODUCTS

                                   SCHEDULE B
                                   ----------

LICENSED PRODUCTS:              All apparel, leather and metal products
                                designed and identified by Licensor.

FIRST LICENSE PERIOD:           April 1, 1999 to March 31, 2000

SECOND LICENSE PERIOD:          April 1, 2000 to March 31, 2001

THIRD LICENSE PERIOD:           April 1, 2001 to March 31, 2002

LICENSED TERRITORY:             Japan

ROYALTY PERCENTAGE:             12.5% of Net Sales

GUARANTEED MINIMUM ROYALTY

         FIRST LICENSE PERIOD:

                  AMOUNT:       $250,000

                  DUE DATE:     $50,000 due on execution, $12,500 payable
                                August 31, 1999, $62,500 payable
                                November 30, 1999, $62,500 payable
                                February 28, 2000 and $62,500 payable
                                May 31, 2000.

         SECOND LICENSE PERIOD:

                  AMOUNT:       $312,500

                  DUE DATE:     Four equal installments of $78,125 payable
                                August 31, 2000, November 30, 2000,
                                February 28, 2001 and May 31, 2001.

         THIRD LICENSE PERIOD:

                  AMOUNT:       $375,000

                  DUE DATE:     Four equal installments of $93,750 payable
                                August 31, 2001, November 30, 2001,
                                February 28, 2002 and May 31, 2002.

ADDRESSES FOR NOTICES

         LICENSOR:                             LICENSEE:

         GFSI, INC.                            BONMAX CO., LTD.
         9700 Commerce Parkway                 TOKYO HEAD OFFICE
         Lenexa, Kansas 66212                  3-5-8 Higashi-Nihonbashi
         USA                                   Chuo-ku, Tokyo, 103 Japan
         Attn:  Larry Graveel                  Attn:  Yuichi Togawa

ACKNOWLEDGED AND APPROVED:

GFSI, INC.                                     BONMAX CO., LTD.

By:   /s/  Larry D. Graveel               By:  /s/  Yuichi Togawa
   ---------------------------               ----------------------------
       Larry D. Graveel                            Yuichi Togawa

                                   SCHEDULE C
                                   ----------

Royalty Report for:        GFSI, Inc.
                           9700 Commerce Parkway
                           Lenexa, Kansas 66219
                           Attn:  Larry Graveel

LICENSEE:                                        DATE: _______________________
                                                 PERIOD COVERED: _____________

STOCK        ITEM            PRICE PER       QUANTITY       GROSS       LESS          NET           ROYALTY      ROYALTY
NUMBER       DESCRIPTION     UNIT            SHIPPED        SALES       RETURNS       SALES         RATE         DUE
- ------       -----------     ----            -------        -----       -------       -----         ----         ---








|_|      We had no sales for the period        TOTAL ROYALTY DUE:______________
         but our product is scheduled          LESS GUARANTEED
         to start shipping ________________.   ROYALTIES PAID TO DATE:

         ________________                      AMOUNT DUE:_______________
                   (Date)


         THIS ROYALTY REPORT WAS CERTIFIED BY _______________________________.
                                                         (Signature)

                                              _______________________________
                                                           (Title)

                                   SCHEDULE D

                            MANUFACTURER'S AGREEMENT

Licensee:

Licensed Territory:

Licensed Products:

         The undersigned understands that ________________________ ("Licensor") has authorized the above-named Licensee to manufacture the above-named Licensed Products utilizing certain trademarks and rights which are the property of Licensor ("the Rights"). In order to induce Licensor to consent to the manufacture of the Licensed Products by the undersigned, the undersigned agrees that it will not manufacture the Licensed Products for anyone but the Licensee; that it will not sell the Licensed Products to anyone but the Licensee; that it will not knowingly manufacture the Licensed Products for distribution in any territory other than the above-named Licensed Territory; that it will not (unless Licensor otherwise consents in advance in writing) manufacture any other merchandise utilizing any aspect of the Rights; that it will permit such representatives as Licensor may from time to time designate to inspect the activities of the undersigned with relation to its manufacture of the Licensed Products; and that whenever the Licensee ceases to require the undersigned to manufacture the Licensed Products, the undersigned will return to the Licensee or to Licensor any molds, plates, engravings, or other devices used to reproduce any of the Rights, or at the direction of Licensor or Licensee will give satisfactory evidence of the destruction thereof. Licensor shall be entitled to invoke any remedy permitted by law for violation of this agreement by the undersigned.

                             [Name of Manufacturer]:

                              By:  ___________________________________

                              Title:  ________________________________

                              Date:  _________________________________

                                                                  Exhibit 10.16

                                LICENSE AGREEMENT

         THIS AGREEMENT is made effective as of January 1, 1999, by and between GFSI, Inc., a Delaware corporation, with offices at 9700 Commerce Parkway, Lenexa, Kansas 66219, (hereinafter "Licensor"), and Gear For Sports, Ltd., a United Kingdom corporation (hereinafter "Licensee").

         WHEREAS, Licensor is the owner of certain trademarks identified in Schedule A hereto (the "Trademarks"), and any copyrights or other proprietary rights associated with said Trademarks (hereinafter the "Rights"); and

         WHEREAS, Licensee desires to use the Rights and/or the Trademarks on or in association with the manufacture, offering for sale, sale, advertising, promotion and distribution of certain products identified in Schedule B (the "Licensed Products") in the countries identified in Schedule B (the "Licensed Territory"); and

         WHEREAS, Licensor is willing to grant Licensee such right to use the Rights and/or the Trademarks on the Licensed Products in the Licensed Territory in accordance with the terms and conditions recited herein.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and conditions herein contained, it is hereby agreed as follows:

         1.       GRANT.

                  (a) Licensor hereby grants to Licensee and Licensee hereby accepts the exclusive, non-transferable, non-assignable license, without the right to grant sublicenses, to use the Rights and Trademarks solely within the Licensed Territory on the Licensed Products and/or in association with the manufacture, advertising and promotion of the Licensed Products and the offering for sale, sale, shipment and distribution of the Licensed Products: (i) to retail stores and merchants for sale, shipment and distribution direct to the public; and/or (ii) direct to the public. Licensee shall not knowingly permit the Licensed Products to be sold or distributed outside of the Licensed Territory.

                  (b) Licensor represents and warrants that it has the authority to grant the Rights licensed herein. Licensor makes no representation that it has the authority to grant, nor does it grant herein, the right to utilize the name, symbol, or logo of any other licensee of Licensor, or reproductions of any products produced by or for any other licensee of Licensor. Accordingly, it is understood by the parties hereto that if any of the foregoing are to be utilized in connection with the exercise of the license granted hereunder, it will be the responsibility of Licensee to obtain all necessary permissions for the use of such material.

                  (c) The license granted by Licensor to Licensee hereunder does not include the right to, and Licensee shall not in any manner, use (or purport to grant others the right to use) the Trademarks or the Rights for the purpose, in whole or in part, of promoting any service or product other than the Licensed Products. The license granted by Licensor to Licensee herein does not include, and shall not be used by Licensee so as to imply, a testimonial or endorsement of the Licensed Products or any other product or service by the Licensor.

                  (d) Nothing contained in Section 1(c) above shall prevent Licensee from utilizing the Trademarks or the Rights in a non-endorsement and/or non-testimonial manner in connection with the packages, cartons, advertising, point-of-sale and/or promotional materials for the Licensed Products (the "Promotional and Packaging Material") or require any separate payment in connection therewith.

                  (e) All rights not expressly granted to Licensee in this Agreement are specifically reserved to Licensor.

         2.       TERM AND OPTION.

                  (a) This Agreement shall be effective and shall continue for an initial term (the "First License Period") set forth on Schedule B, unless sooner terminated pursuant to a provision of this Agreement.

                  (b) Licensor hereby grants to Licensee an option to extend the term of this Agreement for an additional five-year period ("Second License Period"). In order to exercise this option, Licensee must provide Licensor with written notice of its intention to exercise such option and such written notice must be received by Licensor no earlier than one hundred twenty (120) days and no later than ninety (90) days prior to the expiration of the First License Period. The attempted exercise of the option shall be void and of no effect if Licensee (i) has breached or is then in breach of any of its obligations under this Agreement, or (ii) fails during the First License Period to make Net Sales sufficient to generate Actual Royalties equal to or greater than the Guaranteed Minimum Royalties as defined herein, or (iii) fails to make full and timely royalty payments as provided herein. Licensee's performance in the Second License Period shall be pursuant to the same terms and conditions recited in this Agreement, except that the Guaranteed Minimum Royalties for the Second License Period shall be agreed upon, by mutual consent of the parties, within thirty (30) days prior to the commencement of the Second License Period. If the parties are unable to agree on the Guaranteed Minimum Royalties for the Second License Period, the option for such License Period shall not be granted.

         3.       ROYALTIES.

                  (a) Licensee agrees to pay Licensor a royalty at the percentage set forth on Schedule B based on Net Sales (as defined in Subsection 3(b) below) of the Licensed Products employing the Rights and/or the Trademarks by Licensee (the "Actual Royalty"). Such Actual Royalty shall accrue when the Licensed Products are sold, shipped, distributed, billed and/or paid for, whichever occurs earlier, to a third party not affiliated with Licensee. For purposes of this Agreement, "affiliated" means related in any manner through direct or indirect ownership or control and includes joint venture arrangements.

                  (b) "Net Sales"  shall mean gross  sales to third  parties not affiliated with Licensee, less: returns actually credited; discounts; and bad debts. No other deductions shall be permitted. For example, there shall be no deductions made for commissions, royalties, taxes, fees, assessments, impositions, payments or expenses of any kind which may be incurred or paid by Licensee in connection with the royalty payments due to Licensor hereunder, or for any costs incurred in the manufacture, offering for sale, sale, advertising, promotion, shipment, handling, distribution and/or exploitation of the Licensed Products.

                  (c) Samples sold to salesmen shall be subject to a royalty based on the price charged to the salesman.

                  (d) For each License Period of this Agreement, Licensee agrees to pay Licensor a non-refundable guaranteed minimum royalty in the amount(s) and in the manner set forth on Schedule B (the "Guaranteed Minimum Royalty"). Such Guaranteed Minimum Royalty shall be paid as set forth on Schedule B. If, upon termination or expiration of this Agreement or any License Period thereof, the total royalties paid and/or payable by Licensee to Licensor during each such License Period is less than the Guaranteed Minimum Royalty, Licensee shall immediately pay the amount of such difference to Licensor. Actual Royalty payments based on Net Sales made during any License Period of this Agreement shall be credited against the Guaranteed Minimum Royalty due for the License Period in which such Net Sales were made.

         4.       STATEMENTS AND PAYMENTS.

                  (a) Licensee shall deliver to Licensor, at its offices, or to such other address as Licensor may direct, on the fifteenth (15th) day following the end of each calendar quarter during any License Period of this Agreement, and on the fifteenth (15th) day of the month following termination or expiration of this Agreement, a complete and accurate statement of its Net Sales of Licensed Products, differentiated by product, for the immediately preceding calendar quarter (or portion thereof) (the "Royalty Period"). Notwithstanding the foregoing, Licensee shall be permitted to provide its statement for the first calendar quarter of 1999 with the statement for the second calendar quarter of 1999. Said statement shall be certified as accurate by an officer of Licensee and shall include information for gross sales of each product classification of the Licensed Products shipped, distributed and/or sold by Licensee during the Royalty Period, returns actually credited, computation of Net Sales and royalty due, and any other information Licensor may from time to time reasonably request. Such statements shall be furnished to Licensor whether or not any Licensed Products have been shipped, distributed and/or sold, and whether or not Actual Royalties have been earned during the Royalty Period. Statements shall be in a form acceptable to Licensor and consistent with Schedule C hereto.

                  (b) The amount in United States dollars shown in Licensee's royalty statements as being due Licensor shall be paid simultaneously with the submission of such statements. In the event that the amount credited for returns during any Royalty Period exceeds

Licensee's royalty obligation to Licensor for such period, Licensee may use such amount as a credit against future royalty obligations of Licensee during the License Periods of this Agreement. In no event, however, shall the amount credited for returns during any Royalty Period be used upon termination or expiration of this Agreement as a credit against past royalty obligations of or royalty payments made by Licensee. In no circumstances shall Licensor be obligated to pay any amount to Licensee upon termination or expiration of this Agreement on account of credits accrued by Licensee for returns.

                  (c) Licensee's royalty statements and all amounts payable to Licensor by Licensee shall be submitted to:

                      GFSI, Inc.
                      9700 Commerce Parkway
                      Lenexa, Kansas 66219
                      Attn:  Larry Graveel

or such other address as the Licensor may direct.

                  (d) The receipt and/or acceptance by Licensor of any of the statements furnished or royalties paid hereunder to Licensor (or the cashing of any royalty checks paid hereunder) shall not preclude Licensor from questioning the correctness thereof at any time and, in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified by Licensee and the appropriate payment shall be made by Licensee.

                  (e) All payments made hereunder shall be in United States dollars, unless otherwise specifically agreed upon by the parties. The exchange rate for converting foreign currencies into United States dollars shall be the exchange rate of Chase Manhattan Bank, New York, New York, USA in effect on the royalty due date.

                  (f) Time is of the essence with respect to all payments to be made hereunder by Licensee. Interest at a rate of the lesser of one and one-half percent (1 1/2%) per month or the maximum rate allowed by law, compounded daily, shall accrue on any amount due Licensor hereunder from and after the date upon which the payment is due until the date of receipt of payment. Collection of interest by Licensor shall be without prejudice to any other rights and remedies available to Licensor.

         5.       AUDIT.

                  (a) Licensee agrees to keep accurate books of account and records at its principal place of business covering all transactions relating to the license granted herein and pertaining to the items required to be shown in the Licensee's royalty statements to be submitted pursuant hereto, including without limitation, invoices, correspondence, banking, financial and other records. Licensor and its duly authorized representatives shall have the right, upon reasonable notice, at all reasonable hours of the day, to audit Licensee's books of account and records, and all other documents and material in the possession or under the control of Licensee, with respect to the subject matter and the terms of this Agreement and to make copies and extracts thereof. In the event that any such audit reveals an underpayment by Licensee, Licensee shall immediately upon demand remit payment to Licensor in the amount of such underpayment plus interest calculated at the rate of the lesser of one and one-half percent (1 1/2%) per month or the maximum rate allowed by law, compounded daily, calculated from the date such payment(s) were actually due until the date such payment is actually made. Collection of interest by Licensor shall be without prejudice to any other rights and remedies available to Licensor. In the event that any such underpayment is greater than Five Thousand Dollars ($5,000), or two percent

(2%) of the royalties due for the period audited, whichever is less, Licensee shall reimburse Licensor for the costs and expenses of such audit.

                  (b) All books of account and records of Licensee covering all transactions relating to the license granted herein shall be retained by Licensee for at least two (2) years after the expiration or termination of this Agreement for possible inspection by Licensor.

         6.       QUALITY, NOTICES, APPROVALS, AND SAMPLES.

                  (a) The Licensed  Products and the  Promotional  and Packaging
Material: shall be of high quality in design, material and workmanship so as to be suited to the favorable advantage, protection and enhancement of the Trademarks and the Rights; in no event shall be of lesser quality than the best quality of similar products and promotional, advertising, and packaging material presently shipped, distributed, sold and/or used by Licensee in the Licensed Territory; shall be safe and suitable for their intended purpose; and shall be manufactured, sold and/or distributed in full conformance with all applicable laws and regulations.

                  (b) Licensee may not manufacture, use, offer for sale, sell, advertise, promote, ship and/or distribute any Licensed Products, or any Promotional and Packaging Material relating to the Licensed Products, until it has received written approval of same in the manner provided herein from Licensor. Such approval shall not be unreasonably withheld. Should Licensor fail to approve in writing any of the submissions furnished it by Licensee within fourteen (14) business days from the date of submission thereof, such failure shall be considered to be a disapproval thereof.

                  (c) Before commencing or authorizing third parties to commence the design or development of Licensed Products or Promotional and Packaging Material which have not been previously approved in writing by Licensor, Licensee shall submit at its own cost to Licensor, for approval, a written description of the concept of such Licensed Product and/or Promotional and Packaging Material, including full information on the nature and function of the proposed item and a general description of how the Rights and/or the Trademarks and other material will be used thereon. Licensee shall next submit at its own cost to Licensor, for approval, complete layouts and descriptions of the proposed Licensed Products and/or Promotional and Packaging Material showing exactly how and where the Rights and the Trademarks and all other art work and wording will be used. Thereafter, Licensee shall submit at its own cost to Licensor, for approval, pre-production models or prototype samples of the proposed Licensed Products and/or Promotional and Packaging Material, if not adopted from Licensor's designs. Finally, Licensee shall submit at its own cost to Licensor, for approval, actual proofs or final pre-production samples of the proposed Licensed Products and/or Promotional and Packaging Material. Licensee shall not proceed beyond any of the above stages where approval is required without first securing the express written approval of Licensor.

                  (d) Upon commencement of manufacture, shipment and distribution of the Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products after all required approvals have been given by Licensor, Licensee shall submit, at its own cost, to Licensor an additional twelve (12) sets of the Licensed Products and two (2) sets of the Promotional and Packaging Material.

                  (e) Licensor may periodically during any License Period of this Agreement require that Licensee submit to Licensor, at no cost to Licensor, up to twelve (12) additional sets of the Licensed Products, and the Promotional and Packaging Material relating to the Licensed

Products, for subsequent review of the quality of and copyright and trademark usage and notice on same and for any other purpose that Licensor deems appropriate.

                  (f) After the required approval has been secured from Licensor pursuant to Section 6(c) above, Licensee shall not depart from the specifications, quality or appearance thereof in any respect without first obtaining the express prior written approval of Licensor. Licensee shall make submissions to Licensor and obtain approvals in the manner required above each time new or revised concept, layouts, descriptions, art work, models, prototype samples and/or production samples are created, developed and/or adopted by and/or for Licensee.

                  (g) Subject to reasonable obligations of confidentiality by Licensor, Licensee agrees that to assure that the provisions of this Agreement are being observed, it will allow Licensor or its designees to enter Licensee's premises and/or the premises where the Licensed Products are being manufactured and the facilities in which the Licensed Products are being packaged, during regular business hours, and upon reasonable notice, for the purpose of inspecting the Licensed Products and the Promotional and Packaging Material relating to the Licensed Products.

                  (h) In order to ensure that the Licensed Products and the Promotional and Packaging Materials are manufactured, offered for sale, sold, advertised, promoted, shipped and/or distributed as set forth herein, in the event that the quality standards and/or trademark and copyright usage and notice requirements herein referred to are not met, or in the event that said quality standards and/or trademark and copyright usage and notice requirements are not maintained throughout the period of manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of any Licensed Products hereunder, then, in addition to any other rights available to Licensor under this Agreement or otherwise, upon receipt of written notice from Licensor, Licensee shall immediately discontinue any and all manufacture, offering for sale, sale, advertising, promotion, shipment and distribution of such Licensed Products and/or Promotional and Packaging Material in connection with which the said quality standards and/or trademark and copyright usage and notice requirements have not been met.

         7.       ARTWORK.

                  (a) The form and content of all artwork for use in any media shall be subject to the express written approval of Licensor prior to its use by Licensee in connection with the Licensed Products or the Promotional and Packaging Material. If Licensee desires to use artwork previously approved by Licensor on a different Licensed Product or on different Promotional and Packaging Material, Licensee shall first submit samples of such proposed use to Licensor for approval thereof. Any artwork or graphics provided to Licensee by Licensor may only be used by Licensee on the Licensed Products which utilize Licensor's Trademarks.

                  (b) Except as provided in Section 18(c) of this Agreement, notwithstanding any rights otherwise granted to Licensee by state or federal trademark or copyright laws or otherwise, Licensee shall not without express prior written permission of Licensor directly or indirectly use, or authorize others to use, in any manner whatsoever, any of the artwork or designs or other material involving the Rights and/or Trademarks, or any reproductions thereof, following the expiration or termination of this Agreement, notwithstanding their invention or use by Licensee, and Licensee shall destroy all such artwork and/or designs and/or other material and furnish to Licensor satisfactory evidence of their destruction, or deliver the same to Licensor. All artwork shall be deemed created as a work made for hire in favor of Licensor and, to the extent it is not, all rights in the artwork shall be assigned to Licensor. Licensee shall represent that it has equivalent agreements in place for all personnel who are not full-time employees of Licensee.

                  (c) Licensor will provide any existing graphics, embroidery tapes, and other support matter, which Licensor deems appropriate, to Licensee at no cost associated with the original development of such items, provided, however, Licensee shall be charged for the additional expenses associated in making such items available to Licensee, including, but not limited to, the cost of the artist's time to download such files, the cost of the CD ROMS or other digital media, and the cost of mailing. Any item requested by Licensee that requires new development, will be subject to charges for the development and associated production costs, to be negotiated between Licensor and Licensee at the time of such request. With regard to digitizing, Licensor will introduce Licensee to Licensor's subcontractors in Taiwan and China, whereupon, Licensee will pay such subcontractors directly, with no added charges from Licensor in connection with such digitizing.

         8.       OWNERSHIP OF RIGHTS.

                  (a) It is understood and agreed that Licensor is the sole and exclusive holder of all right, title and interest in and to the Rights and/or the Trademarks for the duration of this Agreement.

                  (b) Nothing contained in this Agreement shall be construed as an assignment to Licensee of any right, title and/or interest in or to the Rights and/or to the Trademarks, it being understood that all right, title and interest relating thereto are expressly reserved by Licensor except for the Rights being licensed hereunder.

                  (c) No license is being granted hereunder as to any products other than the Licensed Products and only in the Licensed Territory. Licensor reserves for such use as it may determine all rights of any kind other than the Rights herein licensed to Licensee.

                  (d) Licensee shall not use the Rights and/or the Trademarks other than as permitted herein and, in particular, shall not incorporate the Rights and/or the Trademarks in Licensee's corporate or business name or in any of Licensee's other trademarks or service marks, in any manner whatsoever. Licensee agrees that in using the Rights and Trademarks, it will in no way represent that it has any rights, title and/or interest in and/or to the Rights and/or the Trademarks other than those expressly granted under the terms of this Agreement. Licensee further agrees that it will not use and/or authorize the use, either during or after the term of this Agreement, of any configuration, trademark, trade name or other designation confusingly similar to the Rights and/or any of the Trademarks. Notwithstanding the foregoing, Licensor shall permit Licensee to utilize the name "Gear For Sports, Ltd." as its company name, throughout the European Community, provided that Licensee agrees to assign any rights it may acquire in such company name to Licensor, upon Licensor's request and, provided further, that upon Licensor's request, and/or upon the termination of this Agreement, Licensee shall cease use of the name Gear For Sports, Ltd., or any similar name, as its company name and shall assign any rights it may have obtained to Licensor.

         9.       GOODWILL AND PROMOTIONAL VALUE.

                  (a) Licensee recognizes the value of the goodwill associated with the Rights and/or the Trademarks and acknowledges that the Rights and/or the Trademarks, and all rights therein and the goodwill pertaining thereto, belong exclusively to Licensor. Licensee further recognizes and acknowledges that the Rights and/or the Trademarks have acquired secondary meaning in the mind of the public. Licensee agrees that during any License Period of this Agreement, or thereafter, it will not dispute or attack the title or any rights of Licensor in and to the Rights and/or the Trademarks or the validity of the license granted herein.

                  (b) Licensee agrees that its use of the Rights and/or the Trademarks shall inure to the benefit of Licensor and that Licensee shall not, at any time, acquire any rights in the Rights and/or the Trademarks by virtue of any use it may make of the Rights and/or of the Trademarks. Licensee hereby assigns to Licensor any and all trademarks and trademark rights in the Trademarks and/or Rights created by such use, together with the goodwill of the business in connection with which such Trademarks are used.

                  (c) Licensee acknowledges that Licensor is entering into this Agreement not only in consideration of the royalties paid hereunder but also in recognition of the intrinsic benefit to proper maintenance of the reputation of Licensor as a result of the manufacture, offering for sale, sale, advertising, promotion, shipment and distribution of the Licensed Products by Licensee in accordance with the provisions of this Agreement. Licensee therefore acknowledges that its failure to manufacture, offer for sale, sell, advertise, promote, ship and distribute the Licensed Products in accordance with the provisions of this Agreement, including without limitation its obligations to protect and enhance the value of the Trademarks and the Rights, will result in immediate and irreparable damage to Licensor in connection with promotion of the Rights and/or the Trademarks, and that there will be no adequate remedy at law for the failure by Licensee to abide by such provisions of this Agreement. Accordingly, Licensee agrees that in the event of any breach by Licensee, in addition to all other remedies available to it hereunder, Licensor may at its sole option commence an action in any court having jurisdiction or an arbitration proceeding, and shall be entitled to injunctive relief against any such breach as well as such other relief as any arbitrator(s) or court with jurisdiction may deem just and proper. Licensee waives all requirements of a bond in connection therewith.

         10.      TRADEMARK AND COPYRIGHT PROTECTION.

                  (a) The license granted herein is conditioned upon Licensee's full and complete compliance with the provisions of the trademark and copyright laws of the United States and any foreign country or countries in the Licensed Territory.

                  (b)  Licensee  agrees  to  permanently  affix to all  Licensed
Products and all Promotional and Packaging Material the appropriate legends, markings and/or notices as required by Licensor, to give appropriate notice to the consuming public of Licensor's right, title and interest therein.

                  (c) Licensee agrees that it will not use, distribute or sell any Licensed Products or distribute any Promotional or Packaging Materials which do not carry notices meeting the requirements of this Agreement.

                  (d) Licensee shall use no other markings, legends and/or notices on or in association with the Licensed Products or on or in association with the Promotional and Packaging Material other than those specified above and such other markings, legends and/or notices as may be specified by Licensor, without first obtaining Licensor's express written approval.

                  (e) Licensor has the right, but not the obligation, to obtain at its own cost, appropriate trademark and copyright protection for the Rights and/or the Trademarks in association with the Licensed Products in any and all countries of the Licensed Territory, in the name of Licensor or in the name of any third party selected by Licensor.

                  (f) Licensee shall keep appropriate records (including copies of pertinent invoices and correspondence), and advise Licensor, relating to the dates when each of the Licensed Products is first placed on sale or sold in each country of the Licensed Territory, and the dates of first use in each country of each different Trademark and/or of the Rights on the Licensed Products and Promotional and Packaging Material. If requested to do so by Licensor, Licensee also agrees to supply Licensor with samples, facsimiles or photographs of the trademark usages in question and other information which will enable Licensor to complete and obtain trademark applications or registrations, or to evaluate or oppose any trademark or design applications, registrations, or uses of third parties.

                  (g) Licensee agrees that it shall not at any time within the Licensed Territory or anywhere else in the world apply for any copyright or trademark protection which would affect Licensor's ownership of any rights in the Rights and/or the Trademarks, nor file any document with any governmental authority or assert directly or indirectly any right or take any other action which could affect Licensor's ownership of the Rights and/or the Trademarks, or aid or abet anyone else in doing so.

                  (h) Licensee agrees to cooperate in all reasonable respects with Licensor in protecting and defending the Rights and/or the Trademarks. In the event that any claim or problem arises with respect to the protection of the Rights and/or the Trademarks in the Licensed Territory, Licensee shall promptly advise Licensor in writing of the nature and extent of same.

Licensor has no obligation to take any action whatsoever in the event that any claim or problem arises with respect to the protection of the Rights and/or the Trademarks.

         11.      INFRINGEMENTS.

                  (a) Licensee agrees to cooperate with Licensor in the enforcement of Licensor's right in the Rights and/or the Trademarks. Licensee agrees to promptly notify Licensor in writing of any infringements or imitations by third parties of the Rights, the Trademarks, the Licensed Products and/or the Promotional and Packaging Material which may come to Licensee's attention. Licensor shall have sole right to determine whether or not any action shall be taken on account of any such infringement or imitation. Licensor, if it so desires, may commence or prosecute any claims or suits in its own name or in the name of Licensee, or join Licensee as a party thereto; provided, however, that Licensee shall not be required to incur more than nominal out-of-pocket expense as a consequence of being joined as a party by Licensor. Licensee agrees not to contact any third party, not to make any demands or claims, and not to institute any suit or take any other action on account of such infringements or imitations without obtaining the prior express written permission of Licensor.

                  (b) With respect to all claims and suits involving the Rights and/or the Trademarks, including suits in which Licensee is joined as a party, Licensor shall have the sole right to employ counsel of its choosing and to direct the handling of the litigation and any settlement thereof. Licensor shall be entitled to receive and retain all amounts awarded to Licensor as damages, profits or otherwise in connection with such suits.

         12.      INDEMNIFICATION

                  Licensee hereby agrees to defend, indemnify and hold harmless Licensor, its officers, directors, employees, partners and agents, from and against any and all claims, demands, causes of action and judgments ("Claims") arising out of or in connection with: (a) Licensee's design, manufacture, distribution, shipment, advertising, promotion, offering for sale and/or sale of the Licensed Products and/or the Promotional and Packaging Material, including but not limited to any allegedly unauthorized use by Licensee of any trademark, copyright, patent, process, idea, method, device, logo, symbol, insignia, name, term or material other than those licensed herein; and (b) any alleged defect(s) of the Licensed Products and/or the Promotional and Packaging Material.

                  With respect to the foregoing indemnity, Licensee agrees to defend and hold Licensor harmless at no cost or expense to Licensor whatsoever, including, but not limited to, attorneys' fees and court costs. Licensor shall have approval over Licensee's selection of counsel and be kept apprised of all developments. Under no circumstances shall Licensee have the right to settle or otherwise compromise any claim without the prior written consent of Licensor. Licensor shall have the right to defend itself in any such action or proceeding with attorneys of Licensor's selection.

         13.      INSURANCE.

                  Licensee shall, throughout the License Period(s) of this Agreement and for three (3) years after the expiration of this Agreement, obtain and maintain at its own cost and expense from a qualified insurance company acceptable to Licensor, comprehensive general liability insurance, the form of which must be acceptable to Licensor, naming Licensor as an additional insured. Such policy shall provide protection against any and all claims, demands and causes of action arising out of any defects or failure to perform, alleged or otherwise, of the Licensed Products or any material used in connection therewith or any use thereof. The amount of coverage shall be a minimum of One Million Dollars ($1,000,000) combined single limit. The policy shall provide for twenty (20) days' notice to Licensor from the insurer by Registered or Certified Mail, return receipt requested, in the event of any modification, cancellation or termination. Licensee agrees to furnish Licensor a certificate of insurance evidencing same within thirty (30) days after execution of this Agreement, and in no event shall Licensee manufacture, offer for sale, sell, advertise, promote, distribute, ship and/or distribute the Licensed Products or Promotional and Packaging Material prior to receipt by Licensor of such evidence of insurance.

         14.      EXPLOITATION BY LICENSEE.

                  (a) Licensee agrees to commence distribution, shipment and sale of all of the Licensed Products in sufficient quantities to meet the reasonably anticipated demand therefor throughout the Licensed Territory within six (6) months after the commencement of the First License Period of this Agreement. In the event of Licensee's failure to comply with this requirement, in addition to all other remedies available to it, Licensor shall have the option to terminate this Agreement upon mailing notice of such termination to Licensee.

                  (b) Licensee agrees that during all License Periods of this Agreement, Licensee will continue to diligently and continuously distribute, ship and sell each of the Licensed Products throughout the Licensed Territory and that it will use its best efforts to make and maintain adequate arrangements for the distribution, shipment and sale necessary to meet the demand for all such Licensed Products throughout the Licensed Territory.
Licensee further agrees to exercise all reasonable efforts to advertise and promote the Licensed Products at its own expense throughout the term of this Agreement as widely as practicable within the Licensed Territory, to the best advantage and enhancement of the Trademarks and the Rights.

                  (c)  Licensee  will  not  discriminate  against  the  Licensed
Products  by  granting   commissions/discounts   to  salesmen,   dealers  and/or
distributors in favor of Licensee's other similar products.

                  (d) Licensor will use its best efforts to provide Licensee timely information on issues that will impact Licensee's business, such as changes in products, product technical information, and new trends.

         15.      PREMIUMS, PROMOTIONS, COMBINATION PROGRAMS AND

SECONDS.

                  (a) Under no circumstances shall Licensee have any right to sell or otherwise utilize the Licensed Products as premiums or promotional items. Licensor shall have and retain the sole and exclusive right to utilize or license third parties to utilize any of the Trademarks and Rights granted herein in connection with any premium, giveaway, mail order, fund raising, promotional arrangement or fan club (collectively referred to as "Promotional Products"), which retained right may be exercised by Licensor concurrently with the Rights granted to Licensee hereunder.

                  (b) Licensee agrees not to sell the Licensed Products in combination with other products ("Combination Program") for one total combination price without the prior written consent of Licensor. If such consent is granted, the royalty shall be based upon the total combination price paid for all of the products included in the Combination Program.

                  (c) Licensee agrees not to offer for sale, sell, ship, advertise, promote, distribute and/or use for any purpose whatsoever, and/or to permit any third party to offer for sale, sell, ship, advertise, promote, distribute and/or use for any purpose whatsoever, any Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products which are damaged, defective, seconds or otherwise fail to meet the specifications and/or quality standards and/or trademark and copyright usage and notice requirements of this Agreement.

         16.      ASSIGNABILITY AND SUBLICENSING.

                  The license granted hereunder is and shall be personal to Licensee and shall not be assigned by any act of Licensee or by operation of law or otherwise encumbered. A change in the stock ownership of Licensee representing fifty percent (50%) or more of the stock shall be deemed to be an assignment of this License. Licensee shall not have the Licensed Products or any portion thereof manufactured for Licensee by a third party unless Licensee first obtains the express written approval of Licensor, and such manufacturer shall have signed an agreement in the form attached hereto as Schedule D. Licensee shall have no right to grant any sublicenses without Licensor's prior express written approval. Any attempt on the part of Licensee to arrange for manufacture by a third party or to sublicense (except as provided herein), assign, encumber or alter its rights under this Agreement by operation of law or otherwise, including without limitation entry by Licensee into any joint venture arrangement or any material change in the ownership or key management of Licensee, without reasonable notice to and prior written approval by Licensor shall result in the automatic termination of this Agreement, and all rights granted hereunder shall immediately revert to Licensor.

         17.      TERMINATION.

                  (a) Licensor's Right of Termination.

                  (i) Immediate Right of Termination. In addition to the automatic termination provisions and/or termination rights provided elsewhere in this Agreement, and notwithstanding any attempts by Licensee to cure defaults, Licensor shall have the right immediately to terminate this Agreement by giving written notice to Licensee if Licensee does any of the following:

                           a. Manufactures,  offers for sale, sells, advertises,
                  promotes, ships, distributes and/or uses in any way any Licensed Product and/or Promotional and Packaging Material without having the prior written approval of Licensor as provided for in this Agreement;

                           b. Continues to  manufacture,  offer for sale,  sell,
                  advertise, promote, ship, distribute and/or use in any way any Licensed Product and/or Promotional and Packaging Material after receipt of notice from Licensor disapproving same;

                           c. Fails to carry on the Licensed Products or Promotional or Packaging Material the notices specified by Licensor, as required herein;

                           d. Becomes  subject to any  voluntary or  involuntary
                  order of any governmental agency involving the recall or citation of any of the Licensed Products and/or Promotion and Packaging Material because of safety, health or other hazards or risks to the public;

                           e. Directly or indirectly through its controlling shareholders or any of its officers, directors or employees, takes any action in connection with the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of the Licensed Products and/or the Promotional and Packaging Material which damages or reflects adversely upon Licensor, the Rights and/or the Trademarks;

                           f. Breaches any of the  provisions of this  Agreement
                  relating to the unauthorized assertion of rights in the Rights and/or the Trademarks;

                           g. Two or more  times  during a  twelve-month  period
                  fails to make timely payment of royalties when due or fails to make timely submission of royalty statements when due;

                           h. Uses the Trademarks or the Rights for the purpose,
                  in whole or in part, of promoting any service or product other than the Licensed Products without the express prior consent of Licensor in writing; or

                           i. Fails to obtain or maintain  insurance as required
                  by the provisions of this Agreement.

                  (ii) Curable Breaches by Licensee. If Licensee: commits a material breach of any other terms of this Agreement; or files a petition in bankruptcy or is adjudicated a bankrupt or insolvent, or makes an assignment for the benefit of creditors, or an arrangement pursuant to any bankruptcy law, or discontinues its business, or if a receiver is appointed for it or its business and is not discharged within thirty (30) days; and Licensee fails to cure such breach or event and furnish reasonable proof of its cure to Licensor within fifteen (15) days after receiving written notice of breach and a demand to cure from Licensor, Licensor shall then have the right to terminate this Agreement by giving written notice to Licensee.

                  (b) Licensee's Right of Termination. If Licensor commits a material breach of any of the terms of this Agreement and fails to cure such breach and furnish reasonable proof of its cure to Licensee within fifteen (15) days after receiving written notice of breach, Licensee shall have the right to terminate this Agreement by giving written notice to Licensor. Termination of this Agreement shall not relieve Licensee of any royalty obligations which have accrued prior to termination.

         18.      POST-TERMINATION AND EXPIRATION RIGHTS AND OBLIGATIONS.

                  (a) Except as provided in Section 18(c) below, upon termination of this Agreement, Licensee and its receivers, representatives, trustees, agents, administrators, successors and/or permitted assigns shall have no right to manufacture, offer for sale, sell, ship, advertise, promote and/or distribute Licensed Products or to use in any way the Rights, the Trademarks, or any Promotional and Packaging Material relating to the Licensed Products.

                  (b) Upon expiration of this Agreement or termination by Licensor, notwithstanding anything to the contrary herein, all royalties on sales, shipments and/or distributions theretofor made shall become immediately due and payable and no Guaranteed Minimum Royalty paid to Licensor shall be refunded.

                  (c) Upon expiration of this Agreement, or upon termination of this Agreement for any reason except those set forth in Section 16 or Section 17(a) above, subject to the requirements of this Agreement with respect to payment and reporting of royalties, Licensee may, for a period of six (6) months, dispose of all finished Licensed Products which are on hand upon the expiration of the License Period then in effect, and all Licensed Products which are in production and in transit, provided that the royalties with respect to that period are paid and the appropriate statements are furnished for that period. Licensee shall not accelerate or increase the manufacture or production of Licensed Products in anticipation of expiration of this Agreement. During such six (6) month period, Licensor itself may use or license the use of the Rights and/or the Trademarks in any manner at any time anywhere in the world as Licensor sees fit.

                  (d) Subject to Section 18(c) above, after the expiration or termination of this Agreement, Licensee shall refrain from further use of the Rights and/or the Trademarks or any further reference to them, either directly or indirectly, in connection with the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of Licensee's products. Licensee shall destroy all artwork, films, transparencies, separations, printing plates, molds and other materials which reproduce the Licensed Products and/or Promotional and Packaging Material relating to the Licensed Products, and shall give evidence satisfactory to Licensor of their destruction or, at Licensor's option, deliver the same to Licensor). Licensee shall be responsible to Licensor for any damages caused by the unauthorized use by Licensee or by others of all such materials which are not destroyed pursuant to this Agreement.

                  (e) Licensee acknowledges that its failure to cease the manufacture, offering for sale, sale, advertising, promotion, shipment and/or distribution of the Licensed Products and/or use in any way of the Promotional and Packaging Material relating to the Licensed Products at the termination or expiration of this Agreement will result in immediate and irreparable damage to Licensor and to the rights of other licensees of Licensor. Licensee acknowledges and admits that there is no adequate remedy at law for failure to cease such activities and Licensee agrees that in the event of such failure, in addition to all other remedies available to it hereunder, Licensor at its sole option may commence an action in any court having jurisdiction or an arbitration proceeding, and shall be entitled to equitable relief by way of injunctive relief and such other relief as any arbitrator(s) or court with jurisdiction may deem just and proper. Licensee waives all requirement of a bond in connection with Licensor's pursuit of injunctive relief.

         19.      FINAL STATEMENT UPON TERMINATION OR EXPIRATION.

                  Within thirty (30) days after termination or expiration of this Agreement, as the case may be, Licensee shall deliver to Licensor a statement indicating the number and description of the finished Licensed Products which it had on hand as of the expiration or termination date. Licensor shall have the option upon prior written notice to Licensee of conducting a physical inventory at the time of expiration or termination and/or at a later date in order to ascertain or verify such statement. In the event that Licensee refuses to permit Licensor or its agent to conduct such physical inventory, Licensee shall forfeit any rights hereunder to dispose of such inventory. In addition to such forfeiture, Licensor shall have recourse to all other remedies available to it.

         20.      NOTICES.

                  All notices or other communications required or desired to be sent to either party shall be in writing and sent by Registered or Certified Mail, postage prepaid, return receipt requested, or by facsimile or telegram, charges prepaid. Such notices, including facsimile or telegram, shall be effective on the date sent, provided that any notice sent by facsimile also shall be sent by regular mail. The addresses for Licensor and Licensee shall be as set forth on Schedule B. Either party may change its address by notice in writing to the other party.

         21.      RELATIONSHIP OF THE PARTIES.

                  This Agreement does not create a partnership or joint venture between the parties and neither party shall have any power to obligate or bind the other in any manner whatsoever.

         22.      APPLICABLE LAW AND ATTORNEYS FEES.

                  This Agreement shall be governed by the law of the state of Kansas and any claims arising hereunder shall, at Licensor's election, be prosecuted in the appropriate court of said state or in the United States District Court having jurisdiction for causes of action arising in the District in which the Licensor is located. In the event of any legal dispute between the parties regarding this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees and costs.

         23.      CAPTIONS.

                  The captions used in connection with the Sections and Subsections of this Agreement are inserted only for purpose of reference. Such captions shall not be deemed to govern, limit, modify or in any other manner affect the scope, meaning or intent of the provisions of this Agreement or any part thereof, nor shall such captions otherwise be given any legal effect.

         24.      WAIVER.

                  (a) No waiver by either party of a breach or a default hereunder shall be deemed a waiver by such party of a subsequent breach or default of a like or similar nature.

                  (b) Resort by either party to any remedies referred to in this Agreement or arising by reason of a breach of this Agreement by the other party shall not be construed as a waiver by such party of its right to resort to any and all other legal and equitable remedies available to it.

         25.      SURVIVAL OF THE RIGHTS.

                  Any rights and obligations created by this Agreement and which by necessary implication continue after its expiration or termination shall survive such expiration or termination.

         26.      SEVERABILITY.

                  In the event that any term or provision of this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision, and this Agreement shall be interpreted and construed as if such term or provision, to the extent the same shall have been held to be invalid, illegal or unenforceable, had never been contained herein.

         27.      INTEGRATION.

                  This Agreement represents the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all previous representations, understandings or agreements, oral or written, between the parties with respect to the subject matter hereof. This Agreement cannot be modified except by a written instrument signed by the parties hereto.

         28.      NONCOMPETE.

                  (a) For a period of three years immediately following the termination of this Agreement, Licensee shall not sell Licensed Products or products similar to the Licensed Products to the customers that purchased Licensed Products from Licensee during the term of this Agreement, unless such customer was a customer of Licensee prior to the effective date of this Agreement.

                  (b) During the term of this Agreement and for a period of three years immediately following the termination of this Agreement, Licensee shall not sell any products in the United States in the markets served by Licensor at the time of termination, including, but not limited to, college bookstores, resorts and corporate markets.

                  By their execution below, the parties hereto have agreed to all of the terms and conditions of this Agreement.

GFSI, INC.                                   GEAR FOR SPORTS, LTD.

By:   /s/  Larry D. Graveel               By:  /s/  J. Thompson Glover
   ---------------------------               ----------------------------
       Larry D. Graveel                            J. Thompson Glover


                    [BOTH PARTIES MUST ALSO SIGN SCHEDULE B]

                                   SCHEDULE A
                                   ----------

TRADEMARKS:

         GEAR FOR SPORTS

         GEAR FOR SPORTS and Design

         GS and Design

         BIG COTTON

                                   SCHEDULE B
                                   ----------

LICENSED PRODUCTS:            Those products which Licensor authorizes Licensee,
                              in writing, from time to time, to sell under Licensor's trademarks.

FIRST LICENSE PERIOD:         January 1, 1999 to December 31, 2001

SECOND LICENSE PERIOD:        January 1, 2002 to December 31, 2006

LICENSED TERRITORY:           The fifteen (15) current  member  countries of the
                              European  Union  consisting  of Austria,  Belgium,
                              Denmark,   Finland,   France,   Germany,   Greece,
                              Ireland, Italy, Luxembourg, Netherlands, Portugal,
                              Spain, Sweden and the UK, plus those countries that become members during the term of this Agreement.

ROYALTY PERCENTAGE:           12.5% of Net Sales

GUARANTEED MINIMUM ROYALTY
         FIRST LICENSE PERIOD:

                  AMOUNT:     562,500 Pounds Sterling

                  DUE DATES:  62,500  Pounds  Sterling for 1999 with $80,000 USD due upon execution of this Agreement and the remainder due on or before 1/15/2000

                              187,500 Pounds Sterling for 2000 due on or before 1/15/2001

                              312,500 Pounds Sterling for 2001 due on or before 1/15/2002

         SECOND LICENSE PERIOD:

                  AMOUNT:     To be determined by mutual agreement.

                  DUE DATE:   To be determined by mutual agreement.

ADDRESSES FOR NOTICES

         LICENSOR:                            LICENSEE:

         GFSI, INC.                           GEAR FOR SPORTS LTD.
         9700 Commerce Parkway                Chisnall Comer Ismail and Co.
         Lenexa, Kansas 66212                 Maria House
         Attn:  Larry Graveel                 35 Millers Road

                                              Brighton
                                              BN1, 5NP, England, UK
                                              Attn:  James Thomson-Glover

ACKNOWLEDGED AND APPROVED:

GFSI, INC.                                    GEAR FOR SPORTS, LTD.

By: /s/  Larry D. Graveel                     By:  /s/ J. Thompson Glover
   -------------------------                     -------------------------
       Larry D. Graveel                              J. Thompson Glover

                                   SCHEDULE C

Royalty Report for:        GFSI, Inc.
                           9700 Commerce Parkway
                           Lenexa, Kansas 66219
                           Attn:  Larry Graveel

LICENSEE:                                       DATE: _______________________
                                                PERIOD COVERED: _____________

STOCK       ITEM             PRICE PER      QUANTITY     GROSS        LESS          NET          ROYALTY       ROYALTY
NUMBER      DESCRIPTION      UNIT           SHIPPED      SALES        RETURNS       SALES        RATE          DUE
- ------      -----------      ----           -------      -----        -------       -----        ----          ---






|_|   We had no sales for the period         TOTAL ROYALTY DUE:________________
      but our product is scheduled           LESS GUARANTEED
      to start shipping ________________.    ROYALTIES PAID TO DATE:___________

      ________________                       AMOUNT DUE:        _______________
               (Date)

THIS ROYALTY REPORT WAS CERTIFIED BY  ______________________________________.
                                                     (Signature)

                                      ______________________________________
                                                       (Title)

                                   SCHEDULE D

                            MANUFACTURER'S AGREEMENT

Licensee:

Licensed Territory:

Licensed Products:

         The undersigned understands that ________________________ ("Licensor") has authorized the above-named Licensee to manufacture the above-named Licensed Products utilizing certain trademarks and rights which are the property of Licensor ("the Rights"). In order to induce Licensor to consent to the manufacture of the Licensed Products by the undersigned, the undersigned agrees that it will not manufacture the Licensed Products for anyone but the Licensee; that it will not sell the Licensed Products to anyone but the Licensee; that it will not knowingly manufacture the Licensed Products for distribution in any territory other than the above-named Licensed Territory; that it will not (unless Licensor otherwise consents in advance in writing) manufacture any other merchandise utilizing any aspect of the Rights; that it will permit such representatives as Licensor may from time to time designate to inspect the activities of the undersigned with relation to its manufacture of the Licensed Products; and that whenever the Licensee ceases to require the undersigned to manufacture the Licensed Products, the undersigned will return to the Licensee or to Licensor any molds, plates, engravings, or other devices used to reproduce any of the Rights, or at the direction of Licensor or Licensee will give satisfactory evidence of the destruction thereof. Licensor shall be entitled to invoke any remedy permitted by law for violation of this agreement by the undersigned.

                                  [Name of Manufacturer]:

                                  By:  _________________________________

                                  Title:  ______________________________

                                  Date:  _______________________________

                                                                  Exhibit 10.17

                     IOWA DEPARTMENT OF ECONOMIC DEVELOPMENT

                               CEBA LOAN AGREEMENT

                           CEBA LOAN NUMBER: 98-PRO-07
                           AWARD DATE: April 28, 1998
                         KIND OF AWARD: Forgivable Loan
                             AWARD AMOUNT: $300,000


         THIS COMMUNITY ECONOMIC BETTERMENT ACCOUNT ("CEBA") AGREEMENT is made by and among the IOWA DEPARTMENT OF ECONOMIC DEVELOPMENT, 200 East Grand Avenue, Des Moines, Iowa 50309 ("Department" or "IDED"), City of Bedford, City Hall, 625 Court Street, Bedford, Iowa 50833 ("Community"), and GFSI, Inc., a Delaware
Corporation, dba Gear For Sports, 9700 Commerce Parkway, Lenexa, KS 66219 ("Business").

         The Department desires to make a loan to the Community for the benefit of the Business and the Community desires to accept this loan, all upon the terms and conditions set forth in this Agreement. The Community desires to make a loan to the Business and the Business desires to accept this loan, all upon the terms and conditions set forth in this Agreement.

         THEREFORE, in consideration of the mutual promises contained in this Agreement and other good and valuable consideration, it is agreed as follows:


                                    ARTICLE I
                                   DEFINITIONS

         As used in this Agreement, the following terms shall apply:

         1.1 AGREEMENT EXPIRATION DATE. "Agreement Expiration Date" means the date the Agreement ceases to be in force and effect. The Agreement expires upon the occurrence of one of the following: a) the Loan is repaid in full or required part, including accrued interest, court costs and any penalties; b) the Agreement is terminated by the Department due to any default under Article X; c) no disbursement of CEBA funds has occurred within the twenty four months immediately following the Award Date; or d) if the Agreement includes only a Forgivable Loan. At the end of the three (3) year contract period if the Business or Community has demonstrated successful completion of the project Job Attainment and Wage Obligation.

         1.2 AWARD DATE. "Award Date" means the date on which the Economic Development Board approved the IDED CEBA participation.

         1.3 CREATED JOBS. "Created Jobs" means the number of new Full-time Equivalent (FTE) Jobs the Business will add to the Community which meet the Project Wage

Contract #98-PRO-07
Page 2


Obligation over and above the number of Community Base Jobs and/or Retained Jobs. Said jobs must be maintained for a minimum of thirteen (13) weeks beyond the Project Completion Date.

         1.4 FORGIVABLE LOAN. "Forgivable Loan" means a loan for which repayment is eliminated in part or entirely if the Community and Business satisfy the terms of this Agreement, including the Job Attainment and Wage Obligations stated in Article VII.

         1.5 FULL-TIME EQUIVALENT (FTE) JOB. "Full-time Equivalent (FTE) Job" means the equivalent of employment of one (1) person for eight (8) hours per day for a five (5) day forty (40) hour workweek for fifty two (52) weeks per year.

         1.6 JOB ATTAINMENT OBLIGATION. "Job Attainment Obligation" means the aggregate total number of Community Base Jobs, Retained Jobs, Created Jobs and State Employment Level pledged by the Community and Business.

         1.7 LOAN. "Loan" means either a Conventional loan or a Forgivable Loan, or both, the terms of which are or may be set forth in this Loan Agreement.

         1.8 LOAN AGREEMENT or AGREEMENT. "Loan Agreement" or "Agreement" means this Agreement, the Project budget and all of the notes, leases, assignments, mortgages, and similar documents referred to in the Agreement and all other instruments or documents executed by the Business or Community or otherwise required in connection with the Agreement, including but not limited to the following:

         a.       Attachment A, Project Budget.

         b.       Attachment B1, Promissory Note of the Business.

         c.       Attachment B2, Promissory Note of the Community.

         d.       Attachment C, CEBA Application for Assistance.

         e. List of positions and associated hourly rate of pay to be created and/or retained as a result of this project. Those positions paying equal to or greater than the project Wage Threshold must be highlighted.

         1.9 PROJECT. "Project" means the detailed description of the work, job attainment requirements and other obligations to be performed or accomplished by the Community and Business as described in this Agreement and the CEBA application approved by the Department.

Contract #98-PRO-07
Page 3


         1.10 PROJECT COMPLETION DATE. "Project Completion Date" means June 30, 2001 and is the date by which the Project tasks shall have been fully accomplished including fulfillment of the Job Attainment Obligation.

         1.11 PROJECT WAGE OBLIGATION. The "Project Wage Obligation" is at least 90% of the County Average wage as compiled from data from the Department of Employment Services. The "Project Wage Obligation" for this project is a starting wage of at least $6.50/hour.


                                   ARTICLE II
                                     FUNDING

         2.1 FUNDING SOURCE. The source of funding for the Loan is an appropriation by the State legislature for the CEBA Program. With respect to the closing of the Loan, processing of post-closing documents and administration of the Loan until paid in full, the Business and Community shall comply with the requirements, conditions and rules of the Department and any other public or private entity having authority over the funds or the Loan.

         2.2 RECEIPT OF FUNDS. All payments under this Agreement are subject to receipt by the Department of sufficient State funds for the CEBA program. Any termination, reduction or delay of CEBA funds to the Department shall, at the option of the Department, result in the termination, reduction or delay of CEBA funds to the Community and the Business.

         2.3 PRIOR COSTS. No expenditures made prior to the Award Date may be included as Project costs for the purposes of this Agreement.

         2.4 DISBURSEMENT OF LESS THAN THE TOTAL AWARD AMOUNT. If the total award amount has not been disbursed within one hundred twenty (120) days of the Project Completion Date, then the Department shall be under no obligation for further disbursement. And, the Community and Business shall be obligated to the extent of Loan proceeds received.


                                  ARTICLE III
                                 TERMS OF LOAN

         3.1 LOAN. The Department agrees to make a forgivable loan in the amount of $300,000 with interest at 6% for three (3) years to the Community on behalf of the Business to assist in the financing of the Project. Interest begins accruing at the date of disbursement of funds.

Contract #98-PRO-07
Page 4


         3.2 PROMISSORY NOTES. The obligation to repay the Loan shall be evidenced by Promissory Notes executed by the Business and the Community.

         3.3      OTHER TERMS.

         1) First position UCC-1 on four (4) embroidery machines valued at approximately $77,000 each.

         3.4 PREPAYMENT. The outstanding principal and accrued interest of this Loan, or any part thereof that is not forgiven, may be prepaid in part or in full at any time without penalty.

         3.5 ACCELERATION UPON DEFAULT. If there is a failure to pay any installment of principal and interest when due, or only a portion is paid, or in the event of any other default under this Loan, the Department may declare the entire unpaid principal and all accrued interest immediately due and payable.

         3.6 FORGIVABLE LOAN Repayment or Waiver. If the award includes a Forgivable Loan, the Department will, in its sole discretion, determine if the Business has satisfied the terms of this agreement, including fulfillment of the Job Attainment and Wage Obligation by the Project Completion Date. If the Department determines that the Business has satisfied said terms and has continued to satisfy said terms for thirteen (13) weeks past the Project Completion Date, then barring any other default, repayment of principal and interest which would otherwise have accrued for the time period beginning with the Award Date and ending with the Project Completion Date shall be permanently waived. If the Department does not waive repayment, the Loan shall be repaid in accordance with the terms of Article 10.4(a) of this agreement.


                                   ARTICLE IV
                       CONDITIONS TO DISBURSEMENT OF FUNDS

       Unless and until the following conditions have been satisfied, the Department shall be under no obligation to disburse to the Community or Business any amounts under the Loan Agreement:

         4.1  AUTHORITY.   The  Business  shall  have  submitted  the  following
documents to the Department:

         a.       Certificate of Good Standing of the corporation.

         b.       Certified copy of the corporation's Articles of Incorporation.

Contract #98-PRO-07
Page 5


         c. Certificate of Incumbency naming the current officers and directors of the corporation.

         d. Resolution of the Board of Directors authorizing the corporation's execution and delivery of this Loan Agreement and the Note and borrowing hereunder, and such other papers as the Department may reasonably request; and specifying the officer(s) authorized to execute the Loan Agreement and bind the corporation.

         4.2 PROJECT SCHEDULE. The Community and the Business shall have submitted a completed Project schedule on the form provided by the Department and received the Department's approval of the Project schedule.

         4.3 CONSULTATION WITH EMPLOYMENT SERVICES. The Business shall have provided documentation to the Department that it has consulted with the area Department of Employment Services (DES) Workforce Center office to discuss employment services available. In addition, the Business must provide to DES agencies a list of positions to be created including job descriptions and qualifications.

         4.4 LOAN AGREEMENT EXECUTED. The Loan Agreement shall have been properly executed and, where required, acknowledged.

         4.5 PROJECT FINANCIAL COMMITMENTS. The Business and Community shall have submitted a letter from each of the following committing to the specified financial involvement in the Project and received the Department's approval of the letters of commitment including rate and terms:


Source                             Type                        Amount
- ------                             ----                        ------
SICOG                              Loan                       $250,000
City of Bedford     Tax Abate, Site Prep, Building Loan       $367,125
Mid-American                       Grant                       $15,000
Business                          Equity                      $897,208
SWCC                             Training                     $255,000

Each letter shall include the amount, terms and conditions of the financial commitment, as well as any applicable schedules.

         4.6 RECORDING. The Business and Community shall have properly recorded in the appropriate office of the Recorder of Deeds and/or the Secretary of State any mortgage, security agreement, financing statement or similar document required by the Department under the Loan Agreement, with all recording charges paid.

Contract #98-PRO-07
Page 6


         4.7  SOLID  AND  HAZARDOUS  WASTE  REDUCTION  PLAN.  A  Business  which
generates   solid  or  hazardous   waste  shall  have  submitted  the  following
information concerning the project site:

                  a. A copy of the completed audit and management plan if the Business has conducted an in-house or an external audit and a corresponding management plan within the last three (3) years; or

                  b. If the Business has not conducted an in-house or external audit and corresponding management plan within the last three (3) years, a copy of a letter from the Iowa Department of Natural Resources or the Iowa Waste Reduction Center indicating they have met with the Business and an external audit has been initiated, or, a copy of the outline of the Business's proposed in-house audit and a description of how and when the audit will be performed. Furthermore, the Business shall submit a copy of the completed in-house or external audit within thirty (30) days of its completion or receipt, which time period shall not exceed ninety (90) days from the disbursement date of the financial assistance.


                                    ARTICLE V
                   REPRESENTATIONS AND WARRANTIES OF BUSINESS

         To induce the Department to make the Loan referred to in this Agreement, the Business represents, covenants and warrants that:

         5.1 AUTHORITY. The Business is a corporation duly organized and validly existing under the laws of the state of incorporation and is in good standing, and has complied with all applicable laws of the State of Iowa. The Business is duly authorized and empowered to execute and deliver the Loan Agreement. All action on the Business's part, such as appropriate resolution of its Board of Directors for the execution and delivery of the Loan Agreement, has been effectively taken.

         5.2 FINANCIAL INFORMATION. All financial statements and related materials concerning the Business and the Project provided to the Department are true and correct in all material respects and completely and accurately represent the subject matter thereof as of the effective date of the statements and related materials, and no material adverse change has occurred since that date.

         5.3 APPLICATION. The contents of the application the Business submitted to the Department for CEBA funding is a complete and accurate representation of the Business and the Project as of the date of submission and there has been no material adverse change in the organization, operation, business prospects, fixed properties or key personnel of the Business since the date the Business submitted its CEBA application to the Department.

Contract #98-PRO-07
Page 7


         5.4 CLAIMS AND PROCEEDINGS. There are no actions, lawsuits or proceedings pending or, to the knowledge of the Business, threatened against the Business affecting in any manner whatsoever their rights to execute the Loan or the ability of the Community or Business to make the payments required under the Loan, or to otherwise comply with the obligations of the Business contained under the Loan. There are no actions, lawsuits or proceedings at law or in equity, or before any governmental or administrative authority pending or, to the knowledge of the Business, threatened against or affecting the Business or any property or collateral pledged as security for the Loan.

         5.5 PRIOR AGREEMENTS. The Community and the Business separately or jointly have not entered into any verbal or written contracts, agreements or arrangements of any kind which are inconsistent with the Loan Agreement.

         5.6 EFFECTIVE DATE. The covenants, warranties and representations of this Article are made as of the date of this Agreement and shall be deemed to be renewed and restated by the Business at the time of each advance or request for disbursement of funds.


                                   ARTICLE VI
                              COVENANTS OF BUSINESS

         6.1 AFFIRMATIVE COVENANTS. Until payment in full or required part, or forgiveness of the Loan, the Business covenants with the Community and IDED that:


                  (a) PROJECT WORK AND SERVICES. The Business shall complete the work and services detailed in its CEBA application by the Project Completion Date.

                  (b) JOB ATTAINMENT OBLIGATION. By the Project Completion Date and as the Agreement may require for additional time periods thereafter, the Business shall have fulfilled its Job Attainment Obligation described in Article VII of this Agreement.

                  (c) BUSINESS RETENTION. The Business shall have and maintain in the Community (and State, if required) the Business premises and operations at least through the Agreement Expiration Date.

                  (d) RECORDS AND ACCOUNTS. The Business shall maintain job data information, books, records, documents and other evidence pertaining to all costs and expenses incurred and revenues received under this Loan Agreement concerning the project, in sufficient detail to reflect all costs, direct and indirect, of labor, materials, equipment, supplies, services and other costs and expenses of whatever nature, for which payment is claimed under this Loan Agreement. The Business shall retain all records for a period of three (3) years from the Agreement Expiration Date.

Contract #98-PRO-07
Page 8


                  (e) ACCESS TO RECORDS/INSPECTIONS. The Business shall, upon reasonable notice and at any time (during normal business hours), permit the Community and its representatives and the Department, its representatives or the State Auditor to examine, audit and/or copy (i) any plans and work details pertaining to the Project, (ii) all of the Business's books, records and accounts relating to the Project, and (iii) all other documentation or materials related to this Loan; the Business shall provide proper facilities for making such examination and/or inspection.

                  (f) USE OF LOAN FUNDS. The Business shall expend funds received under the Loan only for the purposes and activities described in its CEBA Application and approved by the Department.

                  (g) DOCUMENTATION. The Business shall deliver to the Community and/or IDED, upon request, (i) copies of all contracts or agreements relating to the Project, (ii) invoices, receipts, statements or vouchers relating to the Project, (iii) a list of all unpaid bills for labor and materials in connection with the Project, (iv) budgets and revisions showing estimated Project costs and funds required at any given time to complete and pay for the Project, and (v) current and year-to-date operating statements, including but not limited to a Profit and Loss and Balance Sheet, not older than sixty (60) days from the date of request.

                  (h) NOTICE OF PROCEEDINGS. The Business shall promptly notify the Community and IDED of the initiation of any claims, lawsuits, bankruptcy proceedings or other proceedings brought against the Business which would adversely impact the Project, including, but not limited to, any proceedings to assert or enforce liens against collateral securing the Loan.

                  (i) REPORTS. The Business shall prepare, sign and submit the following reports to the Community throughout the Project period:


Report                                          Due Date
- ------                                          --------
Project Schedule                                Prior to the first draw of CEBA
                                                Loan proceeds

Semi-Annual Progress                            May 10th and November 10th for
                                                the period Report ending
                                                April 30th and October 31st
                                                respectively

Quarterly  "Employer's  Contribution  and       May  10th  and  November  10th
previous Payroll Report"                        for the calendar quarter

Semi-Annual Payroll Register with               May 10th and November 10th for
created  and/or  retained jobs paying at        the payroll period  ending
least  $6.50  /hr.  highlighted                 April  30th  and  October 31st
                                                respectively

Contract #98-PRO-07
Page 9


Report                                          Due Date
- ------                                          --------
Status of CEBA Funds Report                     To request funds

Annual Report                                   Within 90 days after the
                                                Business's fiscal year end

Final "Employer's Contribution and              Within 30 days after the Project
Payroll Report" with created and/or             Completion Date
retained jobs paying at least $6.50 /hr
highlighted

Final Expenditure Summary                       Within 30 days of Project
                                                Completion Date

Solid and Hazardous Waste Plan                  Within 30 days of completion
                                                which shall not exceed 90 days
                                                from the date of fund
                                                disbursement

Annual Solid and Hazardous Waste                March 31 of each calendar year
Progress Report

Payroll Register and "Employer's                Within 120 days of Project
Contribution Payroll Register" 90 days          Completion Date
past the Project Completion Date with
created and/or retained jobs highlighted

                  (j) NOTICE OF BUSINESS CHANGES. The Business shall provide prompt advance notice to the Community and the Department of any proposed change in the Business ownership, structure or control which would materially affect the Project.

                  (k) NOTICE OF MEETINGS. The Business shall notify the Community and the Department at least ten (10) working days in advance of all Board of Directors and Stockholders meetings at which the subject matter of this Loan Agreement or Project is proposed to be discussed. The Business shall provide the Department with copies of the agenda and minutes of such meetings and expressly agrees that a representative of the Department has a right to attend any and all such meetings for the purposes of the discussion of the Project and the Loan.

                  (l) MAINTENANCE OF PROJECT PROPERTY AND INSURANCE. The Business shall maintain the Project property in good repair and condition, ordinary wear and tear excepted, and shall not suffer or commit waste or damage upon the Project property. At the Department's request, the Business shall pay for and maintain insurance against loss or damage by fire, tornado, and other hazards, casualties, and contingencies and all risks from time to time included under "extended coverage" policies. This insurance shall be in an amount not less than

Contract #98-PRO-07
Page 10


the full insurable value of the Project property. The Business shall name the Community and Department as a mortgagee and/or an additional loss payee as appropriate and submit copies of the policies to the Department.

                  (m) INDEMNIFICATION. The Business shall indemnify and hold harmless the Department, its officers and employees, from and against any and all losses, except those losses incurred by the Department resulting from willful misconduct or negligence on its or their part. The Business shall indemnify and hold harmless the Community, its officers and employees from and against any and all losses, except those losses incurred by the Community resulting from willful misconduct or negligence on its or their part, which losses shall include losses of the Community incurred in indemnifying and holding harmless the Department.

                  (n)  PROJECT  FEES.   The  Business  shall  promptly  pay  all
appraisal, survey, recording, title, license, permit and other fees and expenses incurred incident to the Loan.

                  (o) INTEREST AND SURPLUS PROCEEDS. The Business shall return all unexpended Loan proceeds and interest accrued on Loan proceeds to the Community within thirty (30) days after the Project Completion Date.

                  (p)  (PROJECTS  WITH  CEBA  AWARDS  GREATER  THAN   $500,000).
Business shall provide at least 80% of the cost of standard medical and dental insurance for Full-time Equivalent (FTE) employees.

         6.2 NEGATIVE COVENANTS. So long as the Business is indebted to IDED and/or Community, the Business shall not, without prior written disclosure to the Community and IDED and prior written consent of IDED (unless IDED prior approval is expressly waived below), directly or indirectly:

                  (a) BUSINESS'S INTEREST. Assign, waive or transfer any of Business's rights, powers, duties or obligations under this Loan Agreement.

                  (b) PROPERTY COLLATERAL. Sell, transfer, convey, assign, encumber or otherwise dispose of any of the collateral securing the Loan.

                  (c) RESTRICTIONS. Place or permit any restrictions, covenants or any similar limitations on the real property and/or other collateral securing the Loan.

                  (d) REMOVAL OF COLLATERAL. Remove from the Project site or the State all or any part of the collateral securing the Loan.

                  (e)  RELOCATION  OR  ABANDONMENT.   Relocate  its  operations,
physical  facilities or jobs  (including  Created,  Retained and Community  Base
Jobs) assisted with

Contract #98-PRO-07
Page 11


the Loan proceeds outside the Community or abandon its operations or facilities or a substantial portion thereof within the Community during the Loan term.

                  (f) BUSINESS OWNERSHIP. Materially change the ownership structure or control of the business affecting the Project, including but not limited to, entering into any merger or consolidation with any person, firm or corporation or permitting substantial distribution, liquidation or other disposal of business assets directly associated with the Project. Changes in the business ownership, structure or control which do not materially affect the Project shall require forty-five (45) days prior written notice of the Community and Department, but not written consent of, the Department. The materiality of the change and whether or not the change affects the Project shall be determined by the Department.

                  (g) BUSINESS OPERATION. Materially change the nature of the business being conducted, or proposed to be conducted, as described in the Business's application for CEBA funding.


                                  ARTICLE VII
                       JOB ATTAINMENT AND WAGE OBLIGATION

         7.1 COMMUNITY EMPLOYMENT LEVEL. On the Project Completion Date, the Business shall have in the Community a total of 100 FTE Jobs as set forth below:


Project Employment     Attainment Obligation      Wage Obligation
- ------------------     ---------------------      ---------------
Community Base Jobs              0                NA
Retained Jobs                   NA                NA
Created Jobs                    100               @ at least $6.50/hr.
                                ---               --------------------
Total                           100               @ at least $6.50/hr. With an
                                                  average wage of $8.22/hr.

         7.2 STATE EMPLOYMENT LEVEL. On the Project Completion Date, the Business shall have a minimum employment level in the State of Iowa, exclusive of its Community employment level, of at least (N/A FTE Jobs). This State minimum employment level shall also be maintained through the thirteenth (13th) week after the Project Completion Date.

         7.3 CALCULATION OF JOB ATTAINMENT OBLIGATION. The Department has the final authority to assess whether the Business has met its Job Attainment and Wage Obligation at the Project Completion Date. The Department shall determine the number of

Contract #98-PRO-07
Page 12


Community Base, Retained and Created FTE Jobs maintained, retained and created by the Business. The Community and the Department reserve the right to monitor and measure at any time during the Agreement term the number of FTE jobs maintained and/or retained and/or created by the Business.


                                  ARTICLE VIII
                           COVENANTS OF THE COMMUNITY

         8.1 AFFIRMATIVE COVENANTS. Until payment in full or required part, or forgiveness of the Loan, the Community covenants with IDED that:

                  (a) PROJECT WORK AND SERVICES. The Community shall perform work and services detailed in the CEBA application by the Project Completion Date.

                  (b) REPORTS REVIEW. The Community shall review and sign the reports prepared by the Business as required under the Loan Agreement and forward them to the Department. The reports shall be submitted by the Community by the 15th of the month of receipt, and for the final reports, within sixty
(60) days after the Project Completion Date or Agreement Expiration Date period, whichever is applicable.

                  (c) RECORDS. The Community shall maintain books, records and documents in sufficient detail to demonstrate compliance with the Loan Agreement and shall maintain these materials for a period of three (3) years beyond the Agreement Expiration Date.

                  (d) FILING. The Community shall file in a proper and timely manner any and all Security Instruments required in connection with the Loan, naming the Department as co-security holder as required in Article 9.1 and promptly providing the Department with date-stamped copies of said Security Instruments. The Community shall, at the Department's request, obtain and provide to the Department lien searches or attorney's title opinions.

                  (e) INDEMNIFICATION. The Community shall indemnify and hold harmless the Department, its officers and employees from and against any and all losses, including any loss due to the failure of the Community to file any and all Security Instruments in a proper and timely manner.

                  (f) REQUESTS FOR LOAN FUNDS. The Community shall review the Business's requests for Loan funds to ensure that the requests are in compliance with the Department's requisition procedures and shall execute and forward the requests to the Department for processing.

Contract #98-PRO-07
Page 13


                  (g) REPAYMENTS. The Community shall promptly forward to the Department all Loan repayments received from the Business.

                  (h) UNUSED LOAN PROCEEDS. The Community shall return all unused Loan proceeds, including interest accrued on Loan proceeds, to the Department within thirty (30) days after the Project Completion Date.

                  (i) NOTICE OF MEETINGS. The Community shall notify the Department at least ten (10) days in advance of all public or closed meetings at which the subject matter of this Loan and/or the Project is proposed to be discussed. The Community shall provide the Department with copies of the agenda and minutes of such meetings and expressly agrees that a representative of the Department has the right to attend any such meetings for the purposes of the discussion of the Project and/or the Loan.

                  (j) NOTICE TO DEPARTMENT. In the event the Community becomes aware of any material alteration in the Project, initiation of any investigation or proceeding involving the Project or Loan, change in the Business's ownership, structure or operation, or any other similar occurrence, the Community shall promptly notify the Department.

                  (k) RESPONSIBILITY UPON DEFAULT. If the Business fails to perform under the terms of the Loan Agreement and the Department declares the Business in default, the Community shall be primarily responsible for recovery of Loan proceeds, as well as penalties, interest, costs and foreclosure on collateral. The Department may also initiate an action to recover such proceeds, or may intervene in any action commenced by the Community.

         8.2 NEGATIVE COVENANTS. So long as the Business is indebted to IDED and loan payments are in arrears or past due, the Community shall not, without written consent of IDED, accept any loan repayments and/or settlements on community funds considered local effort in this agreement:

                  (a) ASSIGNMENT. Assign its rights and responsibilities under this Loan Agreement.

                  (b)  ALTER  FINANCIAL   COMMITMENTS.   Alter,   accelerate  or
otherwise change the terms of the Community's financial commitment to the Business as set forth in Article 4.5.

                  (c)   ADMINISTRATION.   Discontinue   administration  or  loan
servicing activities under the Loan Agreement.

Contract #98-PRO-07
Page 14


                                   ARTICLE IX
                                    SECURITY

         9.1 SECURITY INSTRUMENTS. The Business shall execute in joint favor of the Community and the Department all security agreements, financing statements, mortgages, personal and/or corporate guarantees (hereafter, "Security Instruments") as required by the Department. The following Security Instruments shall be executed by the Business:

                  1) First position UCC-1 on four (4) embroidery machines valued at approximately $77,000 each.

         9.2 FINANCING STATEMENT. If the Department requires the filing of a financing statement, the Community shall provide the Department with a copy of the date-stamped financing statement and a certified lien search which reflects the recordation of the security interests of the Department and the Community and all other lienholder of record. The Community shall ensure that the financing statement(s) include language approved by the Department to secure its interests.

         9.3 MORTGAGE. If the Department requires the filing of a mortgage, the Community shall provide the Department with a copy of the date-stamped, recorded mortgage and an attorney's Opinion of Title reflecting the interests of the Community and the Department.

         9.4 COMMUNITY LIABILITY.

                  (a) The Community shall be solely responsible for the proper and timely filing of all Security Instruments executed by the Business pursuant to this Article.

                  (b) The Community's liability under this Loan Agreement is limited to those amounts which the Community recovers from the Business in unused Loan proceeds, enforcement of judgments against the Business and through its good faith enforcement of the Security Instruments executed by the Business under this Article. Notwithstanding this limited financial liability, the Community shall indemnify and hold harmless the Department, its officers and employees from and against any and all losses which are the result of the Community's failure to file, or improper or untimely filing, of any Security Instrument executed by the Business pursuant to this Article. Nothing in this paragraph shall limit the recovery of principal and interest by the Department in the event of Community's fraud, negligence, or gross mismanagement in the application for, or use of, sums loaned under the Loan Agreement.

         9.5 COST VARIATION. In the event that the total Project cost is less than the amount specified in this Agreement, the CEBA participation shall be reduced at the same ratio as CEBA funds are to the total Project cost, and any disbursed excess above the reduced CEBA

Contract #98-PRO-07
Page 15


participation amount shall be returned immediately to IDED with interest at the rate of six percent (6%) per annum from the date of disbursement by IDED.


                                    ARTICLE X
                              DEFAULT AND REMEDIES

         10.1 EVENTS OF DEFAULT. The following shall constitute Events of Default under this Loan Agreement.

                  (a) MATERIAL MISREPRESENTATION. If at any time any representation, warranty or statement made or furnished to the Department by, or on behalf of, the Business or Community in connection with this Loan Agreement or to induce the Department to make a loan to the Community and/or Business shall be determined by the Department to be incorrect, false, misleading or erroneous in any material respect when made or furnished and shall not have been remedied to the Department's satisfaction within thirty (30) days after written notice by the Department is given to the Business or Community.

                  (b) NON-PAYMENT. If the Business fails to make a payment when due under the terms of this Loan Agreement within thirty (30) days following written notice of such overdue payment is given to the Business by the Department.

                  (c) NONCOMPLIANCE. If there is a failure by the Business or Community to comply with any of the covenants, terms or conditions contained in this Agreement or Security Instruments executed pursuant to this Agreement.

                  (d) PROJECT COMPLETION DATE. If the Project, in the sole judgment of the Department, is not completed on or before the Project Completion Date.

                  (e) JOB ATTAINMENT OBLIGATION. If the Business, in the exclusive judgment of the Department, fails to meet its Job Attainment and Wage Obligation.

                  (f) BUSINESS CHANGES. If there is a material change in the Business ownership, structure or control which occurs without the prior written disclosure to and if required, written permission of the Department.

                  (g) RELOCATION OR ABANDONMENT. If there is a relocation or abandonment of the Business or jobs created or retained under the Project.

                  (h) MISSPENDING. If the Business or Community expends Loan proceeds for purposes not described in the CEBA application or authorized by the Department.

Contract #98-PRO-07
Page 16


                  (i) INSOLVENCY OR BANKRUPTCY. If the Business becomes insolvent or bankrupt, or admits in writing its inability to pay its debts as they mature, or makes an assignment for the benefit of creditors, or the Business applies for or consents to the appointment of a trustee or receiver for the Business or for the major part of its property; or if a trustee or receiver is appointed for the Business or for all or a substantial part of the assets of the Business and the order of such appointment is not discharged, vacated or stayed within sixty (60) days after such appointment; or if bankruptcy, reorganization, arrangement, insolvency, or liquidation proceedings or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Business and, if instituted against the Business, is consented to, or, if contested by the Business is not dismissed by the adverse parties or by an order, decree or judgment within sixty
(60) days after such institution.

                  (j) INSURANCE. If loss, theft, damage or destruction of any substantial portion of the property of the Business occurs for which there is either no insurance coverage or for which, in the opinion of the Department, there is insufficient insurance coverage.

                  (k) INSECURITY. The Department shall deem itself insecure in good faith and reasonably believes, after consideration of all the facts and circumstances then existing and notice of default as outlined in 10.2, that the prospect of payment and satisfaction of the obligations under this Agreement, or the performance of or observance of the covenants in this Agreement, or the value of its collateral is or will be materially impaired.

         10.2 NOTICE OF DEFAULT. The Department shall issue a written notice of default providing therein a thirty (30) day period in which the Business shall have an opportunity to cure, provided that cure is possible and feasible.

         10.3 REMEDIES UPON DEFAULT. If the default remains unremedied, IDED shall have the right, in addition to any rights and remedies available to it under any of the Security Instruments, to do one or more of the following:

                  (a)      exercise any remedy provided by law;

                  (b)      declare  the  unpaid  principal  plus  interest  then
                           accrued  on the  Note  due  and  payable  immediately
                           without presentment, demand, protest, notice of protest, notice of intention to accelerate or other notice of any kind, all of which are expressly waived by the Business.

         10.4 FAILURE TO MEET JOB ATTAINMENT OBLIGATION. If the Business is determined by the Department to be in default of the Loan Agreement due to meeting less than one hundred percent (100%) of its Job Attainment and Wage Obligation, the Department shall permit repayment of Loan proceeds using the following criteria:

Contract #98-PRO-07
Page 17


                  (a) FORGIVABLE LOANS. If the CEBA award is a Forgivable Loan, interest buy-down or interest subsidy, the Department shall require repayment of Loan proceeds as follows:

                  A three-year $300,000 forgivable loan. There will be no principal or interest payments or accruals for years one, two, and three. At the project completion date, if the Business has fulfilled at least 50% of its job creation/retention (if applicable) and wage obligation, $3,000 will be forgiven for each new FTE job created/retained (if applicable) and maintained for at least ninety days past the project completion date. Any balance (shortfall) will be amortized over a two year period (beginning at the project completion date) at six (6%) percent interest per annum with equal monthly payments, and, interest will be charged at six (6%) percent per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date being due and payable immediately. If the Business has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment.

                  (b) CONVENTIONAL LOANS. If the Business received a Loan at a rate that is below the annual interest rate for non-compliance as set periodically by the IDED Board, the remaining principal amount of the Loan may be prorated between the percentage of FTE Jobs created/retained (if applicable) at the Project Wage Threshold and the percentage of the shortfall. The shortfall principal portion may be amortized over the remaining term of the Loan, beginning at the Project Completion Date, at an annual interest rate as determined periodically by the IDED Board. Interest will be charged beginning from the date Loan proceeds were disbursed to the Community on behalf of the Business; interest accrued from this date will be due immediately. The pro rata portion of the Loan associated with the percentage of FTE Jobs created will be amortized at the original rate and term.


                                   ARTICLE XI
                            DISBURSEMENT PROCEDURES

         11.1 REQUEST FOR REIMBURSEMENT. All disbursements of proceeds shall be subject to receipt by the Department of requests for disbursement submitted by the Community. Requests for disbursement shall be in form and content acceptable to the Department.


                                   ARTICLE XII
                          GENERAL TERMS AND PROVISIONS

         12.1 BINDING EFFECT. This Loan Agreement shall be binding upon and shall inure to the benefit of the Department, Community and Business and their respective heirs, successors, legal representatives and assigns. The obligations, covenants, warranties,

Contract #98-PRO-07
Page 18


acknowledgments, waivers, agreements, terms, provisions and conditions of this Loan Agreement shall be jointly and severally enforceable against the parties to this Loan Agreement.

         12.2 COMPLIANCE WITH LAWS AND REGULATIONS. The Community and Business shall comply with all applicable State and Federal laws, rules (including the administrative rules adopted by the Department for the CEBA Program - 261 Iowa Administrative Code, chapter 53), ordinances, regulations and orders.

         12.3 TERMINATION FOR CONVENIENCE. In addition to termination due to an Event of Default or nonappropriation of CEBA funds, this Loan Agreement may be terminated in whole, or in part, when the Department, Community and the Business agree that the continuation of the Project would not produce beneficial results commensurate with the future disbursement of Loan funds. The Department, Community and Business shall agree upon the termination conditions. The Community and Business shall not incur new obligations after the effective date of the Termination and shall cancel as many outstanding obligations as is reasonably possible. The Department will allow full credit to the Community or the Business for the Department share of the noncancellable obligations allowable under the Loan Agreement and properly incurred by the Community or Business prior to termination.

         12.4 PROCEDURE UPON TERMINATION. If the Loan Agreement is terminated for convenience, an Event of Default or nonappropriation of CEBA funds, disbursements shall be allowed for costs up to the date of termination determined by the Department to be in compliance with this Loan Agreement. The Community and the Business shall return to the Department all unencumbered Loan proceeds within one (1) week of receipt of Notice of Termination. Any costs previously paid by the Department which are subsequently determined to be unallowable through audit, monitoring or closeout procedures shall be returned to the Department within thirty (30) days of the disallowance.

         12.5 SURVIVAL OF AGREEMENT. If any portion of this Loan Agreement is held to be invalid or unenforceable, the remainder shall be valid and enforceable. The provisions of this Loan Agreement shall survive the execution of all instruments herein mentioned and shall continue in full force until the Loan is paid in full.

         12.6 GOVERNING LAW. This Loan Agreement and all Security Instruments shall be interpreted in accordance with the law of the State of Iowa, and any action relating to the Loan Agreement shall only be commenced in the Iowa District Court for Polk County or the United States District Court for the Southern District of Iowa.

         12.7 MODIFICATION. Neither this Loan Agreement nor any provision of the Security Instruments executed in connection with this Loan Agreement may be changed, waived, discharged or terminated orally, but only by a written document signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

Contract #98-PRO-07
Page 19


         12.8 NOTICES. Whenever this Loan Agreement requires or permits any notice or written request by one party to another, it shall be in writing, enclosed in an envelope, addressed to the party to be notified at the address heretofore stated (or at such other address as may have been designated by written notice), properly stamped, sealed and deposited in the United States Mail. Any such notice given hereunder shall be deemed delivered upon the earlier of actual receipt or two (2) business days after posting. The Department may rely on the addresses of the Business and Community set forth heretofore, as modified from time to time, as being the addresses of the Community and Business.

         12.9 INVESTMENT OF LOAN FUNDS. Temporarily idle Loan proceeds held by the Community or Business may be invested provided such investment shall be in accordance with State law, shall be controlled by the Community or Business, and any interest accrued shall be credited to and expended on the Project prior to the expenditure of other Loan proceeds. All Loan proceeds remaining, including accrued interest, after all allowable Project costs have been paid or obligated shall be returned to the Department within thirty (30) days after the Project Completion Date.

         12.10 WAIVERS. No waiver by the Department of any default hereunder shall operate as a waiver of any other default or of the same default on any future occasion. No delay on the part of the Department in exercising any right or remedy hereunder shall operate as a waiver thereof. No single or partial exercise of any right or remedy by the Department shall preclude future exercise thereof or the exercise of any other right or remedy.

         12.11 LIMITATION. It is agreed between the Community and the Business that the Department shall not, under any circumstances, be obligated financially under this Loan Agreement except to disburse funds according to the terms of the Agreement.

         12.12 ENFORCEMENT EXPENSES. The Business shall pay upon demand any and all reasonable fees and expenses of the Community and/or the Department, including the fees and expenses of their attorneys, experts and agents, in connection with the exercise or enforcement of any of the rights of the Department and/or Community under the Loan Agreement.

         12.13 HEADINGS. The headings in this Loan Agreement are intended solely for convenience of reference and shall be given no effect in the construction and interpretation of this Loan Agreement.

         12.14 FINAL AUTHORITY. The Department shall have the final authority to assess whether the Business has met its Job Attainment Obligation and whether the Community and Business have otherwise complied with the terms of this Agreement.

Contract #98-PRO-07
Page 20


         12.15 INTEGRATION. This Loan Agreement contains the entire understanding between the Community, Business and the Department and any representations that may have been made before or after the signing of this Loan Agreement, which are not contained herein, are nonbinding, void and of no effect. None of the parties have relied on any such prior representation in entering into this Loan Agreement.

         12.16 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties have executed this Loan Agreement effective as of the Award Date first stated.


COMMUNITY:                                   Mayor
Approved as to form and content.


BY:  /s/  Michael F. Travis                  BY:   /s/  Garnita Ewart
   _______________________________              _______________________________
         (City Attorney)                              Garnita Ewart, Mayor


IOWA DEPARTMENT OF ECONOMIC
DEVELOPMENT:

BY:  /s/  Michael E. Miller
   _______________________________
      Michael E. Miller, Chief
      Bureau of Business Finance

BUSINESS:
      GFSI, Inc., a Delaware Corporation,
        dba Gear For Sports
      9700 Commerce Parkway
      Lenexa, KS  66219

BY:   /s/  Robert G. Shaw
   _______________________________
         Robert G. Shaw, CFO

CEBA         Name of Recipient:   City of Bedford       ATTACHMENT A
             GEAR for Sports, Inc. (98-PRO-07)          To be filled in by DED:
             Program Year:            1998              Original:______________
                                                        Amendment #____________

                       IOWA CEBA RECIPIENT BUDGET SUMMARY


PROJECT DESCRIPTION                  PERFORMANCE TARGET             AMOUNT BUDGETED
- -------------------                  ------------------             ---------------------------------------------------------------
                                                                    CEBA          RECIP.        BUSINESS      OTHER        TOTAL
                                                                    FUNDS         FUNDS         FUNDS
                                                                    ----          ------        --------      -----        -----
Activity 1:                          Job Creation Obligations
                                     Community Base          0                   $303,000                                  $303,000
Building and Land Purchase           Creation              100                    City
                                     Retention               0
                                                          -----
                                     TOTAL                 100
Activity 2:                                                                                                  $250,000
                                                                                 $11,000        $55,000       SICOG        $331,000
Building Expansion & Remodeling                                                                              $15,000
                                                                                                              Mid-
                                                                                                              American
Activity 3:
                                                                    $300,000                    $347,208                   $647,208
Machinery and Equipment

Activity 4:
                                                                                                $250,000                   $250,000
Inventory

Activity 5:
                                                                                 $53,125        $245,000     $255,000      $553,125
Working Capital & Job Training                                                    Tax                         IA New
                                                                                  Abatement                   Jobs

  Total Amount of All Funds Budgeted                                $300,000     $367,125       $897,208     $520,000    $2,084,333


Contract #98-PRO-07
Page 22


                                                                   ATTACHMENT B



CEBA                       Name of Recipient  City of Bedford (GEAR for Sports)

                           IOWA CEBA RECIPIENT PROGRAM SCHEDULE



                                    1998                    1999
                                    ----                    ----
PROJECT ACTIVITY:
Forgivable Loan
to City of Bedford
for GEAR for Sports, Inc.          1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                   --------    --------    --------    --------
Milestones:                        J  A  S     O  N  D     J  F  M     A  M  J
1.  Building and Land Purchase
2.  Building Expansion & Remodeling
3.  Machinery and Equipment
4.  Inventory
5.  Working Capital/Job Training
6.
7.


                                    1999                    2000
                                    ----                    ----
PROJECT ACTIVITY:
Forgivable Loan
to City of Bedford
for GEAR for Sports, Inc.          5th Qtr.    6th Qtr.    7th Qtr.    8th Qtr.
                                   --------    --------    --------    --------
Milestones:                        J  A  S     O  N  D     J  F  M     A  M  J
1.  Building and Land Purchase
2.  Building Expansion & Remodeling
3.  Machinery and Equipment
4.  Inventory
5.  Working Capital/Job Training
6.
7.

Contract #98-PRO-07
Page 23


                                                         ATTACHMENT B1-
                                                         PROMISSORY NOTE -
                                                         BUSINESS


                     IOWA DEPARTMENT OF ECONOMIC DEVELOPMENT
                                  CEBA PROGRAM

                                 PROMISSORY NOTE

                             Loan Number: 98-PRO-07

                                                          Des Moines, Iowa
                                                          ----------------
                                                          (City and State)

       $300,000                                            April 28, 1998
 -------------------                                     ------------------
                                                               (Date)

         FOR VALUE RECEIVED, the undersigned (hereafter called the "Maker") promises to pay to the order of the City of Bedford (hereafter called the "Payee"), at its office at City Hall, Bedford, Iowa 50833, or upon notice to the Maker, at such other place as may be designated from time to time by the holder, the principal sum of $300,000 dollars, to be paid as follows:

         A three-year $300,000 forgivable loan. There will be no principal or interest payments or accruals for years one, two, and three. At the project completion date, if the Business has fulfilled at least 50% of its job creation/retention (if applicable) and wage obligation, $3,000 will be forgiven for each new FTE job created/retained (if applicable) and maintained for at least ninety days past the project completion date. Any balance (shortfall) will be amortized over a two year period (beginning at the project completion date) at six (6%) percent per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date being due and payable immediately. If the Business has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment.

         1. Payments. All payments under the Note shall be applied in this order: (1) to interest, and (2) to principal.

         2. Loan Agreement; Acceleration Upon Default. This Note is issued by Maker to evidence an obligation to repay a loan according to the terms of Loan Agreement # 98-PRO-07 of April 28, 1998 between the Payee and Maker and, at the election of the holder without notice to the Maker, shall become immediately due and payable in the event any payment is not made when due or upon the occurrence of any event of default under the terms of the Loan Agreement.

Contract #98-PRO-07
Page 24


         3. Reduced Amount. In the event the Maker fails to requisition and spend the full face amount of the Note as set out above, then the amount of each installment payment shall be reduced accordingly in equal amounts.

         4. Security. Payment of this Note is secured by first position UCC-1 on four (4) embroidery machines valued at approximately $77,000 each and the holder is entitled to the benefits of the security therein described.

         In case of a decline in the market value of the collateral, or any part thereof, the Payee may demand that additional collateral of quality and value satisfactory to holder be delivered, pledged and transferred to holder.

         5. Waiver. No delay or omission on the part of the holder in exercising any right under this Note shall operate as a waiver of that right or of any other right under this Note. A waiver on any one occasion shall not be construed as a bar to or waiver of any right and/or remedy on any future occasion.

         6. Waiver of Protest. Each maker, surety, indorser and guarantor of this Note, expressly waives presentment, protest, demand, notice of dishonor or default, and notice of any kind with respect to this Note.

         7. Costs of Collection. The Maker will pay on demand all costs of collection, maintenance of collateral, legal expenses, and attorneys' fees incurred or paid by the holder in collecting and/or enforcing this Note on default.

         8. Meaning of Terms. As used in this Note, "holder" shall mean the Payee or other indorsee of this Note, who is in possession of it, or the bearer hereof, if this Note is at the time payable to the bearer. The word "Maker" shall mean each of the undersigned. If this Note is signed by more than one person, it shall be the joint and several liabilities of such persons.

         9. Miscellaneous. The captions of paragraphs in this Promissory Note are for the convenience of reference only, shall not define or limit the provisions hereof and shall not have any legal or other significance whatsoever.

                                           GFSI, Inc., a Delaware Corporation,
                                           dba Gear For Sports


                                            BY:   /s/  Robert G. Shaw
ADDRESS:                                       ______________________________
GFSI, Inc., a Delaware Corporation,                Robert G. Shaw, CFO
dba Gear For Sports
9700 Commerce Parkway
Lenexa, KS 66219

                                           ATTEST:  /s/ Kristi Wallace
                                                  __________________________
                                                   (Signature of Secretary)

Contract #98-PRO-07
Page 25


                                                    ATTACHMENT B2
                                                    PROMISSORY NOTE -
                                                    COMMUNITY


                     IOWA DEPARTMENT OF ECONOMIC DEVELOPMENT
                                  CEBA PROGRAM

                                 PROMISSORY NOTE

                             Loan Number: 98-PRO-07

                                                    Des Moines, Iowa
                                                    ----------------
                                                    (City and State)

      $300,000                                       April 28, 1998
 -------------------                               ------------------
                                                         (Date)

         FOR VALUE RECEIVED, the undersigned (hereafter called the "Maker") promises to pay to the order of the State of Iowa, Department of Economic Development (hereafter called the "Payee"), at its office at 200 East Grand Avenue, Des Moines, Iowa 50309, or upon notice to the Maker, at such other place as may be designated from time to time by the holder, the principal sum of $300,000 dollars, to be paid as follows:

         A three-year $300,000 forgivable loan. There will be no principal or interest payments or accruals for years one, two, and three. At the project completion date, if the Business has fulfilled at least 50% of its job creation/retention (if applicable) and wage obligation, $3,000 will be forgiven for each new FTE job created/retained (if applicable) and maintained for at least ninety days past the project completion date. Any balance (shortfall) will be amortized over a two year period (beginning at the project completion date) at six (6%) percent per annum with equal monthly payments, and, interest will be charged at six (6%) percent per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date being due and payable immediately. If the Business has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment.

         1. Payments. All payments under the Note shall be applied in this order: (1) to interest, and (2) to principal.

         2. Loan Agreement; Acceleration Upon Default. This Note is issued by Maker to evidence an obligation to repay a loan according to the terms of Loan Agreement # 98-PRO-07 of April 28, 1998 between the Payee and Maker and, at the election of the holder without notice to the Maker, shall become immediately due and payable in the event any payment is not made when due or upon the occurrence of any event of default under the terms of the Loan Agreement.

         3. Limitation. Maker's liability for the repayment of this Note is limited to those amounts Maker collects through its good faith enforcement of security interest which Maker represents that it has obtained or will obtain as required by the above-referenced Loan Agreement. Upon exhaustion of its rights in the collateral granted by such security interest, the Maker will have no liability for any deficiency owing Payee under this Note. Nothing in this paragraph shall limit the recovery of principal and interest by Payee in the event of Maker's

Contract #98-PRO-07
Page 26


fraud, negligence, or gross mismanagement in the application for, or use of, sums loaned under the above-referenced Loan Agreement.

         4. Reduced Amount. In the event the Maker fails to requisition and spend the full face amount of the Note as set out above, then the amount of each installment payment shall be reduced accordingly in equal amounts.

         5. Security. Payment of this Note is secured by a first position UCC-1 on four (4) embroidery machines valued at approximately $77,000 each and the holder is entitled to the benefits of the security therein described.

         In case of a decline in the market value of the collateral, or any part thereof, the Payee may demand that additional collateral of quality and value satisfactory to holder be delivered, pledged and transferred to holder.

         6. Waiver. No delay or omission on the part of the holder in exercising any right under this Note shall operate as a waiver of that right or of any other right under this Note. A waiver on any one occasion shall not be construed as a bar to or waiver of any right and/or remedy on any future occasion.

         7. Waiver of Protest. Each maker, surety, indorser and guarantor of this Note, expressly waives presentment, protest, demand, notice of dishonor or default, and notice of any kind with respect to this Note.

         8. Costs of Collection. The Maker will pay on demand all costs of collection, maintenance of collateral, legal expenses, and attorneys' fees incurred or paid by the holder in collecting and/or enforcing this Note on default.

         9. Meaning of Terms. As used in this Note, "holder" shall mean the Payee or other indorsee of this Note, who is in possession of it, or the bearer hereof, if this Note is at the time payable to the bearer. The word "Maker" shall mean each of the undersigned. If this Note is signed by more than one person, it shall be the joint and several liabilities of such persons.

         10. Miscellaneous. The captions of paragraphs in this Promissory Note are for the convenience of reference only, shall not define or limit the provisions hereof and shall not have any legal or other significance whatsoever.

                                             COMMUNITY


                                           BY:  /s/ Garnita Ewart
ADDRESS:                                      ______________________________
City of Bedford                                   Garnita Ewart, Mayor
City Hall
625 Court Street
Bedford, Iowa 50833

                                          ATTEST:  /s/ Nancy Hawn
                                                 ____________________________
                                                  (Signature of City Clerk)

                       INSTRUCTIONS: STATUS OF CEBA FUNDS

RECIPIENT NAME AND AGREEMENT NO.:
Fill in the recipient name and agreement number as they appear on the Agreement document issued by this office.

REPORT NO.:
Consecutively number each report made.

PERIOD:
Identify the dates this report covers, starting with the end date of the last report made. All financial totals in the bottom section should be as of the ending date shown here.

ACTIVITY NO. AND CEBA BUDGET:
For each activity for which CEBA funds are being provided, identify its number and the dollar amount shown in the Project Budget in the current Agreement.

EXPENDITURES:
Current Period: Enter the CEBA funds expended by activity during the period listed at the top of the page.

Cumulative: Enter total CEBA funds expended by activity since the beginning of the Agreement.

REQUESTS:
Amount of this Request: Enter, by activity, the amount of funds being requested with this report.

Total of Requests to Date: Enter the total funds which have been requested (including this request by activity).

Be sure to total all the columns, reducing out any program income you may have received.


REVERSE SIDE:

Vendor: Fill in recipient name and address.

Fill in the Agreement Number and the total amount of this request in the spaces provided.

A duly authorized official of the recipient should sign in the box (Claimant's Certification) on the bottom left of the form.

CEBA                               STATUS OF CEBA FUNDS
                                   AND REQUEST FOR PAYMENT
                                   IOWA COMMUNITY ECONOMIC BETTERMENT ACCOUNT


RECIPIENT NAME:________________________    AGREEMENT NO.:_____________________

REPORT NO.:________________________   PERIOD_______________to_________________



                                    EXPENDITURES                REQUESTS
                                    ------------                --------
                                                            AMOUNT     TOTAL OF
                  CEBA        CURRENT                      OF THIS     REQUESTS
ACTIVITY NO.     BUDGET       PERIOD       CUMULATIVE      REQUEST     TO DATE
- ------------     ------       ------       ----------      -------     -------









SUBTOTAL

LESS PROGRAM
INCOME*

TOTAL

 --------------------------------------------------------------------------
COMMENTS (*INCLUDE DESCRIPTION OF SOURCE OF PROGRAM INCOME):

                                      CEBA

                           Semi-Annual Progress Report
- --------------------------------------------------------------------------------

COMMUNITY:      ___________________________________        FOR PERIOD ENDING:
BUSINESS:       ___________________________________          APRIL 30, 19___
AGREEMENT NO.   ___________________________________        OCTOBER 31, 19___

- --------------------------------------------------------------------------------

I.       PROJECT PROGRESS

         Based upon the requirements in the CEBA Agreement:

         The project activities as outlined in Attachment "B" are:

                  ____     Ahead of Schedule
                  ____     On Schedule
                  ____     Behind Schedule

         Job attainment goals are:

                  ____     Ahead of Schedule
                  ____     On Schedule
                  ____     Behind Schedule

         If project activities or job attainment goals are behind schedule, please provide an explanation below and discuss the likelihood the project will be finished by the completion date:


II.      ENERGY EFFICIENCY AND WASTE REDUCTION PROGRESS

         Based upon the business's energy efficiency and waste reduction plan, the business is:

                  ____     Ahead of Schedule
                  ____     On Schedule
                  ____     Behind Schedule

         If the business is behind schedule, please explain:




I certify that the above progress summary, including job attainment goals and energy efficiency/ waste reduction information, completely and accurately reflect the performance status of the above referenced agreement.

    Business:    _____________________________       Date: ___________________

    Community:   _____________________________       Date: ___________________

*NOTE: Please attach to this report, a copy of the business's payroll register for the pay period ending closest to March 31st or September 30th and a copy of the business's first or third quarter Employer's Contribution and Payroll Report.

                                      CEBA
                            Final Expenditure Summary
- --------------------------------------------------------------------------------
 Community:         ___________________________________
 Business:          ___________________________________
 Agreement No.:     ___________________________________
 Completion Date:   ___________________________________


  ACTIVITY      CEBA FUNDS      COMMUNITY      BUSINESS      OTHER      TOTAL
  --------      ----------      ---------      --------      -----      -----








- --------------------------------------------------------------------------------
 Total
- --------------------------------------------------------------------------------

                                    I certify that the above expenditure summary
                                    and the attached progress summary, including
                                    job  creation  and  retention   information,
                                    completely   and   accurately   reflect  the
                                    performance status of the above referenced agreement.

                                   Community:_________________________________

                                   Business:__________________________________

                                                                      Exhibit 12


                                   GFSI, INC.

      STATEMENT REGARDING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in thousands)



                                                                    FISCAL YEARS ENDED
                                                                    ------------------
                                                June 30,    June 30,   June 27,    July 3,    July 2,
                                                  1995        1996       1997        1998       1999
                                                  ----        ----       ----        ----       ----
Registrant's pretax income from continuing
     operations   ............................  $ 26,220    $ 30,226   $ 27,933   $ 18,384   $ 12,496
Interest......................................     2,522       2,608      7,704     18,060     17,434
Amortization of debt expense and
    discount on premium.......................         9           9        383      1,157      1,156
Total fixed charges...........................     2,531       2,617      8,087     19,217     18,590
Total earnings and fixed charges..............    28,751      32,843     36,020     37,601     31,086
Total fixed charges...........................     2,531       2,617      8,087     19,217     18,590
Ratio.........................................     11.4x       12.5x       4.5x       2.0x       1.7x