Form 10-K/A
period 1999-07-02
GFSI INC
filed 1999-10-13
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Item 11 of the Form 10-K, filed with the Securities and Exchange Commission on September 30, 1999, is hereby amended and restated in its entirety to read as follows:

Item 11 - Executive Compensation

         The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert M. Wolff, Chairman, John L. Menghini, President and Chief Executive Officer, Robert G. Shaw, Senior Vice President, Finance and Human Resources, Larry D. Graveel, Executive Vice
President and Chief Operating Officer, and Michael H. Gary, Senior Vice President, Sales Administration.


                                        Fiscal                                     Other Annual
Position                                 Year      Salary         Bonus        Compensation (1)
--------                                ------  ------------   -----------     ----------------
Robert M. Wolff.....................    1999        $170,000   $        --           $       --
     Chairman                           1998         155,000            --                   --
                                        1997         147,498            --               16,822
John L. Menghini....................    1999         250,000       255,615                6,400
     President and Chief                1998         250,000       422,750                7,040
     Executive Officer                  1997         249,038       300,000               14,773
Robert G. Shaw......................    1999         160,000        92,000                6,400
     Senior Vice President and          1998         160,000       194,112                7,040
     Chief Financial Officer            1997         159,615       120,000               14,773
Larry D. Graveel....................    1999         180,000        96,923                6,400
     Executive Vice President and       1998         180,000       201,060                7,040
     Chief Operating Officer            1997         179,615       120,000               17,809
Michael H. Gary.....................    1999         180,000        96,923                6,400
     Senior Vice President              1998         180,000       194,112                7,040
                                        1997         185,769       120,000               18,973


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 1999.

                                 GFSI, INC.

                                 By:      /s/   JOHN L. MENGHINI
                                    ---------------------------------------
                                     John L. Menghini
                                     President, Chief Executive Officer
                                       and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on October 13, 1999.


         Signatures                            Title
         ----------                            -----


  /s/   ROBERT M. WOLFF            Chairman and a Director
--------------------------------
       Robert M. Wolff


 /s/   JOHN L. MENGHINI            President, Chief Executive Officer and a
--------------------------------     Director (Principal Executive Officer)
       John L. Menghini


 /s/   ROBERT G. SHAW               Senior Vice President, Finance and
------------------------------        a Director
       Robert G. Shaw               (Principal Financial and Accounting Officer)



 /s/   LARRY D. GRAVEEL              Executive Vice President, Chief Operating
--------------------------------     Officer and a Director
       Larry D. Graveel



 /s/   A. RICHARD CAPUTO, JR.        Director
--------------------------------
       A. Richard Caputo, Jr.



 /s/  JOHN W. JORDAN II              Director
--------------------------------
      John W. Jordan II



 /s/  DAVID W. ZALAZNICK             Director
--------------------------------
      David W. Zalaznick