Form 10-Q
period 1999-10-01
GFSI INC
filed 1999-11-12
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number  333-24189
                      ---------------------------------------------


                                   GFSI, INC.
                             ----------------------
               (Exact name of registrant specified in its charter)


        Delaware                                         74-2810748
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              9700 Commerce Parkway
                              Lenexa, Kansas 66219
                             ----------------------
                    (Address of principal executive offices)

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 1999.

                            GFSI, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended October 1, 1999
                                      INDEX



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

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                       July 2,              October 1,
                                                                                         1999                  1999
                                                                                     -----------            ----------
Assets
Current assets:
     Cash & cash equivalents                                                         $   10,264             $     839
     Accounts receivable, net                                                            28,381                38,876
     Inventories, net                                                                    36,323                34,824
     Prepaid expenses and other current assets                                              561                   722
     Deferred income taxes                                                                1,790                 1,790
                                                                                      ---------             ---------
Total current assets                                                                     77,319                77,051
Property, plant and equipment, net                                                       20,245                20,430
Other assets:
     Deferred financing costs, net                                                        7,348                 7,059
     Other                                                                                    5                     5
                                                                                      ---------             ---------
Total assets                                                                          $ 104,917             $ 104,545
                                                                                      =========             =========

Liabilities and stockholder's equity (deficiency)
current liabilities:
     Accounts payable                                                                 $   8,289             $   8,143
     Accrued interest expense                                                             4,484                 1,456
     Accrued expenses                                                                     7,948                 8,296
     Income taxes payable                                                                   413                 2,076
     Current portion of long-term debt                                                    6,550                 6,930
                                                                                      ---------             ---------
Total current liabilities                                                                27,684                26,901
Deferred income taxes                                                                     1,183                 1,183
Revolving credit agreement                                                                   --                    --
Other long-term obligations                                                                 737                   574
Long-term debt, less current portion                                                    174,328               172,311

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
          issued and outstanding at July 2, 1999 and October 1, 1999.                        --                    --
     Additional paid-in capital                                                          54,527                54,527
     Accumulated deficiency                                                            (153,542)             (150,951)
                                                                                      ---------             ---------
Total stockholder's deficiency                                                          (99,015)              (96,424)
                                                                                      ---------             ---------
Total liabilities and stockholder's equity (deficiency)                               $ 104,917             $ 104,545
                                                                                      =========             =========


NOTE: The consolidated balance sheet at July 2, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                                          Quarter Ended
                                                  October 2,      October 1,
                                                    1998             1999
                                                 -----------      ----------

Net sales                                        $   60,045       $  54,839
Cost of sales                                        35,827          33,612
                                                 ----------       ---------
Gross profit                                         24,218          21,227

Operating expenses:
     Selling                                          6,422           6,424
     General and administrative                       7,190           6,178
                                                 ----------       ---------
                                                     13,612          12,602
                                                 ----------       ---------

Operating income                                     10,606           8,625

Other income (expense):
     Interest expense                                (4,913)         (4,456)
     Other, net                                          35              96
                                                 ----------       ---------
                                                     (4,878)         (4,360)
                                                 ----------       ---------
Income before income taxes                            5,728           4,265

Provision for income taxes                            2,300           1,674
                                                 ----------       ---------

Net income                                       $    3,428       $   2,591
                                                 ==========       =========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousand)

                                                                                                Quarter Ended
                                                                                           October 2,        October 1,
                                                                                              1998              1999
                                                                                         ----------         ----------
Cash flows from operating activities:
Net income                                                                                $   3,428          $   2,591
Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation                                                                               765                795
     Amortization of deferred financing costs                                                   289                289
     Gain on sale or disposal of property, plant and equipment                                  (28)                (4)
     Deferred income taxes                                                                      (29)                --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                                (9,499)           (10,495)
     Inventories, net                                                                           892              1,499
     Prepaid expenses, other current assets and other assets                                    137               (160)
     Income taxes payable                                                                     2,286              1,663
     Accounts payable, accrued expenses and other
         long-term obligations                                                               (3,551)            (2,990)
                                                                                          ---------           --------
Net cash used in operating activities                                                        (5,310)            (6,812)
                                                                                          ---------           --------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                                       183                  4
     Purchases of property, plant and equipment                                                (678)              (980)
                                                                                          ---------           --------
Net cash used in investing activities                                                          (495)              (976)
                                                                                          ---------           --------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement                      9,300                 --
     Payments on long-term debt                                                              (1,265)            (1,637)
                                                                                          ---------           --------
Net cash provided by (used in) financing activities                                           8,035             (1,637)
                                                                                          ---------           --------

Net increase (decrease) in cash and cash equivalents                                          2,230             (9,425)
Cash and cash equivalents at beginning of period                                              1,346             10,264
                                                                                          ---------          ---------
Cash and cash equivalents at end of period                                                $   3,576          $     839
                                                                                          =========          =========
Supplemental cash flow information:

     Interest paid                                                                        $   7,430          $   7,128
                                                                                          =========          =========
     Income taxes paid                                                                    $      33          $      10
                                                                                          =========          =========

See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 October 1, 1999

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, Event 1, Inc. ("Event 1"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999 included in the Company's Annual Report on Form 10-K.

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


2.  Reclassifications

         Certain reclassifications have been made to the fiscal year 1999 statement of income amounts to conform to the fiscal year 2000 presentation.


3.  Commitments and Contingencies

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


4.  New Accounting Standard

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

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------


     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 2, 1999. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):

                                                 Quarter Ended
                                  October 2, 1998              October 1, 1999
                               --------------------          ------------------
Resort                         $  17,256      28.7%          $ 16,857     30.8%
Corporate                         19,257      32.1%            14,990     27.3%
College Bookstore                 18,193      30.3%            17,432     31.8%
Sports Specialty                   3,270       5.4%             3,223      5.9%
Event 1                              178        .3%               832      1.5%
Other                              1,891       3.2%             1,505      2.7%
                               ---------                     --------
Total                          $  60,045                     $ 54,839
                               =========                     ========


Results of Operations
---------------------

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters ended October 2, 1998 and October 1, 1999.

                                                 Quarter Ended
                                        October 2,           October 1,
                                            1998                1999
                                        ----------           ----------

Net sales                                 100.0%                100.0%
Gross profit                               40.3                  38.7
EBITDA                                     18.9                  17.2
Operating income                           17.7                  15.7

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


Comparison of Operating Results for the
Quarters Ended October 1, 1999 and October 2, 1998
--------------------------------------------------

         Net Sales. Net sales for the first quarter of fiscal 2000, the three months ended October 1, 1999, decreased 8.7% to $54.8 million from $60.0 million in the first quarter of fiscal 1999. The decrease in net sales primarily reflects decreases in net sales at the Company's Resort, Corporate, College Bookstore and Sports Specialty divisions of 2.3%, 22.1%, 4.2% and 1.4%, respectively. These declines were attributable to increased competition and difficulties attributable to the installation of the Company's Enterprise Resource Planning System. The Corporate division has also experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancy in its sales representative force during the first quarter of fiscal 2000. These decreases were partially offset by a 367.4% increase in net sales by the Company's Event 1 subsidiary.

         Gross Profit. Gross profit for the first quarter of fiscal 2000 decreased 12.4% to $ 21.2 million from $24.2 million in the first quarter of fiscal 1999. The decrease in gross profit is primarily a result of the net sales decrease described above and a slight increase in production costs during the first quarter of fiscal year 2000 as a percentage of sales compared to the first quarter of fiscal 1999. For the first quarter of fiscal 2000, gross profit as a percentage of net sales decreased to 38.7% compared to 40.3% in the first quarter of fiscal 1999.

         Operating Expenses. Operating expenses for the first quarter of fiscal 2000 decreased 7.4% to $12.6 million from $13.6 million in the first quarter of fiscal 1999. The decrease in operating expenses is primarily related to costs incurred in the first quarter of fiscal 1999 associated with the Company's Management Information System installation that was completed in the fourth quarter of fiscal 1999. Operating expenses as a percentage of net sales increased to 23.0% from 22.7% in the prior year first quarter as a result of the relatively fixed nature of certain operating expenses.

         EBITDA. EBITDA for the first quarter of fiscal 2000 decreased 17.2% to $9.4 million from $11.4 million in the first quarter of fiscal 1999. The decrease for the period is primarily a result of the decrease in net sales and related gross profit as described above. EBITDA as a percentage of net sales decreased to 17.2% from 18.9% in the first quarter of fiscal 1999.

         Operating Income. Operating income for the first quarter of fiscal 2000 decreased 18.7% to $8.6 million from $10.6 million in the first quarter of fiscal 1999. The decrease is attributable to the changes in gross profit described above. Operating income as a percentage of net sales deceased for the first quarter of fiscal 2000 to 15.7% from 17.7% in fiscal 1999.

         Other Income (Expense). Other expense for the first quarter of fiscal 2000 decreased to $4.5 million from $4.9 million in the first quarter of fiscal 1999 due to lower revolving loan balances in the first quarter of fiscal 2000 and the effect of scheduled debt payments. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

         Income Taxes. The effective income tax rates for the quarters ended October 1, 1999 and October 2, 1998 were 39.2% and 40.2%, respectively.

         Net Income.   Net income for the first quarter of fiscal 2000  was $2.6
million compared to $3.4 million in the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

         Cash used in operating activities for the first quarter of fiscal 2000 was $6.8 million compared to $5.3 million in the first quarter of fiscal 1999. The change in cash provided by operating activities between the two periods resulted from a decrease in net income for the period and changes in working capital account balances in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal 1999.

         Cash used by investing activities in the first quarter of fiscal 2000 was $1.0 million compared to $495,000 in the first quarter of 1999. The cash used in both periods was related to acquisitions of property, plant and equipment.

         Cash provided by (used in) financing activities for the first quarter of fiscal 2000 was $(1.6) million compared to $8.0 million in the first quarter of fiscal 1999. The change in cash used in financing activities was a result of revolving loan borrowings in the first quarter of fiscal 1999 that did not occur in the first quarter of fiscal 2000.

     The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $22.0 million was utilized for outstanding commercial and stand-by letters of credit as of October 1, 1999).

         GFSI Holdings, Inc. ("Holdings"), the sole stockholder of the Company, is dependent upon the cash flows of the Company to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.
Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") will accrue dividends totaling approximately $425,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


Derivative and Market Risk Disclosure
-------------------------------------

         The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap agreement are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the revolving credit agreement, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

Year 2000 Compliance
--------------------

     The Company continues to assess the impact that the year 2000 will have on its internal computer systems, facilities and production equipment, critical business partners and business-critical third parties.

     The Company has a program to identify, evaluate and implement changes to all of its internal computer systems as necessary to address the Year 2000 issue. As part of the program, in fiscal year 1999, the Company upgraded and implemented its Enterprise Resource Planning System ("ERP"), including Year 2000 functionality, designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. It is not practical to segregate the cost of the Year 2000 functionality from the cost of the upgrade and implementation of the ERP.

     All of the Company's production and operations departments have completed their inventory, assessment and remediation efforts in regard to all non-information technology systems which include hardware, software and associated embedded computer technologies that are used to operate the Company facilities and equipment.

     The Company has identified, prioritized and is continuing to communicate with all critical business partners, including all third-party suppliers of goods and services, to ascertain the status of their Year 2000 compliance programs. The Company intends to monitor the progress of these critical third parties. Management believes that all third party supplier Year 2000 issues will be resolved in calendar 1999.

     The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business- critical, third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully complete their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonable likely worst case scenarios. The Company expects to complete its analysis and contingency planning by December 1999.


Seasonality and Inflation
-------------------------

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1999.


Item 2. Changes in Securities
-----------------------------

None.


Item 3. Defaults Upon Senior Securities
---------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.


Item 5. Other Information
-------------------------

None.


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


GFSI,  INC.
November 12, 1999
                                   /s/ ROBERT G. SHAW
                               -------------------------------------------------
                               Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer