Form 10-Q
period 1999-12-31
GFSI INC
filed 2000-02-11
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number  333-24189

                                   GFSI, INC.
                                   ----------
               (Exact name of registrant specified in its charter)


        Delaware                                         74-2810748
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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 2000.

                            GFSI, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1999

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

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                      July 2,    December 31,
                                                       1999          1999
                                                      ------     ------------
Assets
Current assets:

     Cash & cash equivalents                        $  10,264     $   3,110
     Accounts receivable, net                          28,381        35,780
     Inventories, net                                  36,323        37,538
     Prepaid expenses and other current assets            561           907
     Deferred income taxes                              1,790         1,790
                                                    ---------     ---------
Total current assets                                   77,319        79,125
Property, plant and equipment, net                     20,245        19,933
Other assets:
     Deferred financing costs, net                      7,348         6,770
     Other                                                  5             5
                                                    ---------     ---------
Total assets                                        $ 104,917     $ 105,833
                                                    =========     =========

Liabilities and stockholder's equity
(deficiency)
Current liabilities:
     Accounts payable                               $   8,289     $   7,135
     Accrued interest expense                           4,484         4,437
     Accrued expenses                                   7,948         7,627
     Income taxes payable                                 413         3,538
     Current portion of long-term debt                  6,550         6,919
                                                    ---------     ---------
Total current liabilities                              27,684        29,656
Deferred income taxes                                   1,183         1,183
Revolving credit agreement                               --            --
Other long-term obligations                               737           566
Long-term debt, less current portion                  174,328       167,631

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares
        authorized, one share issued and outstanding
        at July 2, 1999 and December 31, 1999              --            --
     Additional paid-in capital                        54,527        54,527
     Accumulated deficiency                          (153,542)     (147,730)
                                                    ---------     ---------
Total stockholder's deficiency                        (99,015)      (93,203)
                                                    ---------     ---------
Total liabilities and stockholder's equity
     (deficiency)                                   $ 104,917     $ 105,833
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

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                            Quarter Ended                         Six Months Ended
                                  --------------------------------        -------------------------------
                                    January 1,         December 31,        January 1,         December 31,
                                      1999                1999                1999                1999
                                   ----------         ------------         ----------         -----------

Net sales                           $  55,377           $  51,506           $ 115,422           $ 106,345
Cost of sales                          31,900              30,834              67,727              64,446
                                    ---------           ---------           ---------           ---------
Gross profit                           23,477              20,672              47,695              41,899

Operating expenses:
     Selling                            5,684               5,267              12,106              11,691
     General and administrative         7,344               5,769              14,534              11,947
                                    ---------           ---------           ---------           ---------
                                       13,028              11,036              26,640              23,638
                                    ---------           ---------           ---------           ---------
Operating income                       10,449               9,636              21,055              18,261

Other income (expense):
     Interest expense                  (4,668)             (4,401)             (9,581)             (8,857)
     Other, net                            25                  34                  60                 130
                                    ---------           ---------           ---------           ---------
                                       (4,643)             (4,367)             (9,521)             (8,727)
                                    ---------           ---------           ---------           ---------
Income before income taxes              5,806               5,269              11,534               9,534
Provision for income taxes              2,324               2,048               4,624               3,722
                                    ---------           ---------           ---------           ---------
Net income                          $   3,482           $   3,221           $   6,910           $   5,812
                                    =========           =========           =========           =========


See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                          Six Months Ended
                                                     ---------------------------
                                                      January 1,    December 31,
                                                        1999           1999
                                                      ----------    -----------
Cash flows from operating activities:
Net income                                             $  6,910       $  5,812
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                         1,516          1,605
     Amortization of deferred financing costs               576            578
     (Gain) loss on sale or disposal of property,
       plant and equipment                                   71            (16)
     Deferred income taxes                                 (112)          --
Changes in operating assets and liabilities:
     Accounts receivable, net                            (7,553)        (7,399)
     Inventories, net                                     8,379         (1,214)
     Prepaid expenses, other current assets and
       other assets                                         194           (346)
     Income taxes payable                                 2,377          3,125
     Accounts payable, accrued expenses and other
         long-term obligations                             (854)        (1,694)
                                                       --------       --------
Net cash provided by operating activities                11,504            451
                                                       --------       --------

Cash flows from investing activities
     Proceeds from sales of property, plant
       and equipment                                        183             43
     Purchases of property, plant and equipment          (1,077)        (1,154)
                                                       --------       --------
Net cash used in investing activities                      (894)        (1,111)
                                                       --------       --------

Cash flows from financing activities:
     Net changes to short-term borrowings and
       revolving credit agreement                        (4,600)          --
     Payments on long-term debt and capital
       lease obligations                                 (2,227)        (6,494)
                                                       --------       --------
Net cash used in financing activities                    (6,827)        (6,494)
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents      3,783         (7,154)
Cash and cash equivalents at beginning of period          1,346         10,264
                                                       --------       --------
Cash and cash equivalents at end of period             $  5,129       $  3,110
                                                       ========       ========
Supplemental cash flow information:
     Interest paid                                     $  9,076       $  8,199
                                                       ========       ========
     Income taxes paid                                 $  2,346       $    597
                                                       ========       ========
Non-cash financing activities:
      Equipment purchased under capital lease              --         $    166
                                                                      ========

See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1999


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


2.       Reclassifications
         -----------------

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


4.       New Accounting Standard
         -----------------------

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


     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):


                              Quarter Ended                      Six Months Ended
                   ------------------------------------  -------------------------------------
                   January 1, 1999    December 31, 1999  January 1, 1999    December 31, 1999
                   ---------------    -----------------  ---------------    ------------------
Resort             $ 15,276   27.6%   $ 15,174   29.5%   $  32,532   28.2%  $  32,031    30.1%
Corporate            21,946   39.6%     18,269   35.5%      41,203   35.7%     33,259    31.3%
College Bookstore     9,917   17.9%      9,927   19.2%      28,110   24.4%     27,359    25.7%
Sports Specialty      3,559    6.4%      3,112    6.0%       6,829    5.9%      6,335     6.0%
Event 1               3,355    6.1%      2,983    5.8%       3,533    3.1%      3,815     3.6%
Other                 1,324    2.4%      2,041    4.0%       3,215    2.7%      3,546     3.3%
                   --------           --------           ---------          ---------
Total              $ 55,377           $ 51,506           $ 115,422          $ 106,345
                   ========           ========           =========          =========



Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended January 1, 1999 and December 31, 1999.


                         Quarter Ended              Six Months Ended
                    -------------------------   --------------------------
                    January 1,   December 31,   January 1,    December 31,
                      1999          1999           1999          1999
                     ------      ------------   ---------     ------------

Net sales             100.0%       100.0%         100.0%        100.0%
Gross profit           42.4         40.1           41.3          39.4
EBITDA                 20.2         20.3           19.6          18.7
Operating income       18.9         18.7           18.2          17.2

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


Comparison of Operating Results for the Quarters and Six Month Periods Ended December 31, 1999 and January 1, 1999.

     Net Sales. Net sales for the second quarter of fiscal 2000, the three months ended December 31, 1999, decreased 7.0% to $51.5 million from $55.4 million in the second quarter of fiscal 1999. Net sales for the first six months of fiscal 2000 decreased 7.9% to $106.3 million from $115.4 million in the first six months of fiscal 1999. The decrease in net sales primarily reflects decreases in net sales for the six months ended December 31, 1999 at the Company's Corporate, Sports Specialty and College Bookstore divisions of 19%, 7% and 3% respectively. These declines were attributable to increased competition and difficulties attributable to the installation of the Company's Enterprise Resource Planning System. The Corporate division has also experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during the first half of fiscal 2000. These decreases in net sales were partially offset by an increase in net sales in the Event 1 subsidiary of 8% for the six months ended December 31, 1999.

     Gross Profit. Gross profit for the second quarter of fiscal 2000 decreased 11.9% to $20.7 million from $23.5 million in the second quarter of fiscal 1999. Gross profit for the first six months of fiscal 2000 decreased 12.2% to $41.9 million from $47.7 million in the first six months of fiscal 1999. The decrease in gross profit is primarily a result of the decline in net sales noted above and increases in production costs as a percent of sales due to product mix changes from higher priced seasonal outerwear to lower priced products. For the second quarter of fiscal 2000, gross profit as a percentage of net sales decreased to 40.1% compared to 42.4% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit as a percentage of net sales decreased to 39.4% compared to 41.3% in the first six months of fiscal 1999.

     Operating Expenses. Operating expenses for the second quarter of fiscal 2000 decreased 15.3% to $11.0 million from $13.0 million in the second quarter of fiscal 1999. For the first six months, operating expenses decreased 11.3% to $23.6 million from $26.6 million in the first six months of fiscal 1999. The decrease in operating expenses is primarily related to costs incurred in the first half of fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of 1999 and to management cost control efforts. Operating expenses as a percentage of net sales decreased to 21.4% from 23.5% in the prior year second quarter. For the first six months of fiscal 2000, operating expenses as a percentage of net sales decreased to 22.2% from 23.1% in the prior year period.

     EBITDA. EBITDA for the second quarter of fiscal 1999 decreased 6.7% to $10.4 million from $11.2 million in the second quarter of fiscal 1999. For the first six months, EBITDA decreased 12.0% to $19.9 million from $22.6 million in the first six months of fiscal 1999. The decrease for both periods is primarily a result of the decrease in net sales and related gross profit described above. EBITDA as a percentage of net sales increased to 20.3% from 20.2% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, EBITDA as a percentage of sales decreased to 18.7% from 19.6% in the first six months of fiscal 1999.

     Operating Income. Operating income for the second quarter of fiscal 2000 decreased 7.8% to $9.6 million from $10.5 million in the second quarter of fiscal 1999. For the first six months, operating income decreased 13.3% to $18.3 million from $21.1 million in the first six months of fiscal 1999. The decrease is attributable to the decrease in net sales and related gross profit described above. Operating income as a percentage of net sales decreased for the second quarter of fiscal 2000 to 18.7% from 18.9% in fiscal 1999, and to 17.2% for the first six months of fiscal 2000 from 18.2% in the first six months of fiscal 1999.


     Other Income (Expense). Other expense for the second quarter of fiscal 2000 decreased to $4.4 million from $4.6 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000 other expense decreased to $8.7 million from $9.5 million in the first six months of fiscal year 1999. The decrease for the periods is primarily a result of decreased interest expense associated with borrowings under the Company's $115 million Credit Agreement due to declining balances on the Company's long-term debt.

         Income Taxes. The effective income tax rates for the six month periods ended December 31, 1999 and January 1, 1999 were 39.0% and 40.0%, respectively.

         Net Income. Net income for the second quarter of fiscal 2000 was $3.2 million compared to $3.5 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, net income was $5.8 million compared to $6.9 million in the first six months of fiscal 1999.


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the first six months of fiscal 2000 was $451,000 compared to $11.5 million in the first six months of fiscal 1999. The change in cash provided by operating activities between the two periods was primarily attributable to increased use of cash to fund changes in inventory balances in the first six months of 2000 compared to the first six months of 1999 and decreased income for the six months ended December 31, 1999 compared to the six months ended January 1, 1999.

     Cash used by investing activities in the first six months of fiscal 2000 was $1.1 million compared to $894,000 in the first six months of 1999. The cash used in both periods was related to acquisitions of property, plant and equipment.

     Cash used in financing activities for the first six months of fiscal 2000 was $6.5 million compared to $6.8 million in the first six months of fiscal 1999. In November 1999, the Company made a $3.3 million term debt prepayment due to Excess Cash Flows, as defined in the Credit Agreement, in 1999. In the first six months of fiscal 1999, the Company repaid $4.6 million of revolving loan balances. The Company continues to review opportunities to prepay portions of its outstanding debt utilizing available cash.

     The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $18.0 million was utilized for outstanding commercial and stand-by letters of credit at December 31, 1999).

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

     The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business-critical, third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully continue their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonable likely worst case scenarios. To date, the Company has not experienced any significant disruptions due to Year 2000 issues.

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

Item 2.  Changes in Securities
-------  ----------------------

None

Item 3.  Defaults Upon Senior Securities
-------  --------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None

Item 5.  Other Information
-------  -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


GFSI,  INC.
February 11, 2000
                                        /s/ ROBERT G. SHAW
                                        ---------------------------------------
                                        Robert G. Shaw, Sr. Vice President of
                                        Finance and Principal Accounting Officer