Form 10-Q
period 2000-03-31
GFSI INC
filed 2000-05-12
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number   333-24189
                      ------------

                                   GFSI, INC.
               (Exact name of registrant specified in its charter)


        Delaware                                                 74-2810748
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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of May 1, 2000.

                            GFSI, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000
                                      INDEX



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


GFSI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                       July 2,               March 31,
                                                                                         1999                   2000
                                                                                      ----------            -----------
ASSETS
Current assets:
     Cash & cash equivalents                                                          $   10,264            $    5,423
     Accounts receivable, net                                                             28,381                30,442
     Inventories, net                                                                     36,323                36,956
     Prepaid expenses and other current assets                                               561                 1,395
     Deferred income taxes                                                                 1,790                 1,790
                                                                                      ----------            ----------
Total current assets                                                                      77,319                76,006
Property, plant and equipment, net                                                        20,245                19,410
Other assets:
     Deferred financing costs, net                                                         7,348                 6,481
     Other                                                                                     5                     5
                                                                                      ----------            ----------
Total assets                                                                          $  104,917            $  101,902
                                                                                      ==========            ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                                $     8,289            $    5,355
     Accrued interest expense                                                              4,484                 1,022
     Accrued expenses                                                                      7,948                11,128
     Income taxes payable                                                                    413                 3,884
     Current portion of long-term debt                                                     6,550                 6,972
                                                                                       ---------             ---------
Total current liabilities                                                                 27,684                28,361
Deferred income taxes                                                                      1,183                 1,183
Revolving credit agreement                                                                    --                    --
Other long-term obligations                                                                  737                   556
Long-term debt, less current portion                                                     174,328               164,027

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
          issued and outstanding at July 2, 1999 and March 31, 2000.                          --                    --
     Additional paid-in capital                                                           54,527                54,527
     Accumulated deficiency                                                             (153,542)             (146,752)
                                                                                       ---------            -----------
Total stockholder's deficiency                                                           (99,015)              (92,225)
                                                                                       ---------            -----------
Total liabilities and stockholder's equity (deficiency)                                $ 104,917            $  101,902
                                                                                       =========            ==========

NOTE: The consolidated balance sheet at July 2, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                                   Quarter Ended                      Nine Months Ended
                                         ------------------------------        -----------------------------
                                           April 2,           March 31,          April 2,          March 31,
                                             1999                2000              1999               2000
                                          --------            ---------        ---------           ---------
Net sales                                $  44,807            $  47,297        $ 160,229            $ 153,642
Cost of sales                               26,170               28,501           93,897               92,947
                                          --------             --------        ---------            ---------
Gross profit                                18,637               18,796           66,332               60,695

Operating expenses:
     Selling                                 6,385                6,722           18,491               18,413
     General and administrative              6,911                6,009           21,445               17,956
                                          --------            ---------         --------            ---------
                                            13,296               12,731           39,936               36,369
                                          --------             --------         --------            ---------
Operating income                             5,341                6,065           26,396               24,326

Other income (expense):
     Interest expense                       (4,499)              (4,429)         (14,081)             (13,286)
     Other, net                                 81                  (33)             141                   97
                                          --------             --------        ---------            ---------
                                            (4,418)              (4,462)         (13,940)             (13,189)
                                          --------             --------        ---------            ---------
Income before income taxes                     923                1,603           12,456               11,137
Provision for income taxes                     414                  626            5,037                4,348
                                          --------             --------        ---------            ---------
Net income                                $    509             $    977        $   7,419            $   6,789
                                          ========             ========        =========            =========


                 See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousand)

                                                                                   Nine Months Ended
                                                                              --------------------------
                                                                              April 2,         March 31,
                                                                                1999             2000
                                                                              --------         ---------
Cash flows from operating activities:
Net income                                                                    $  7,419         $  6,789
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation                                                                2,272            2,401
     Amortization of deferred financing costs                                      867              867
     Loss on sale or disposal of property, plant and equipment                      71               64
     Deferred income taxes                                                        (112)              --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                   (1,583)          (2,062)
     Inventories, net                                                           10,463             (632)
     Prepaid expenses, other current assets and other assets                       247             (834)
     Income taxes payable                                                        2,298            3,471
     Accounts payable, accrued expenses and other
         long-term obligations                                                  (3,025)          (3,396)
                                                                             ---------          -------
Net cash provided by operating activities                                       18,917            6,668
                                                                             ---------          -------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                          183               52
     Purchases of property, plant and equipment                                 (1,337)          (1,516)
                                                                             ---------         --------
Net cash used in investing activities                                           (1,154)          (1,464)
                                                                             ---------         --------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement        (5,600)              --
     Payments on long-term debt and capital lease obligations                   (3,488)         (10,045)
                                                                             ---------         ---------
Net cash used in financing activities                                           (9,088)         (10,045)
                                                                             ---------         --------

Net increase (decrease) in cash and cash equivalents                             8,675           (4,841)
Cash and cash equivalents at beginning of period                                 1,346           10,264
                                                                             ---------         --------
Cash and cash equivalents at end of period                                   $  10,021         $  5,423
                                                                             =========         ========

Non-cash financing activities:
     Equipment purchased under capital lease                                 $       -         $    166
                                                                             =========         ========

Supplemental cash flow information:
     Interest paid                                                           $  16,213         $ 15,375
                                                                             =========         ========
     Income taxes paid                                                       $   2,823         $    877
                                                                             =========         ========

                 See notes to consolidated financial statements.


                            GFSI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, Event 1, Inc. ("Event 1"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999 included in the Company's Annual Report on Form 10-K.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Reclassifications
     -----------------

     Certain reclassifications have been made to the fiscal year 1999 statements of income amounts to conform to the fiscal year 2000 presentation.


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


4.   New Accounting Standard
     -----------------------

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 2, 1999. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward- looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):


                                          Quarter Ended                                       Nine Months Ended
                               April 2, 1999            March 31, 2000              April 2, 1999               March 31, 2000
                            -------------------      --------------------       --------------------        ---------------------
Resort                      $ 12,629      28.2%      $ 13,136       27.8%       $  45,161      28.2%        $  45,167      29.4%
Corporate                     16,487      36.8%        16,420       34.7%          57,690      36.0%           49,679      32.3%
College Bookstore              6,891      15.4%         8,122       17.2%          35,001      21.9%           35,481      23.1%
Sports Specialty               2,895       6.5%         3,391        7.2%           9,724       6.0%            9,726       6.3%
Event 1                        4,718      10.6%         4,492        9.5%           8,251       5.2%            8,307       5.4%
Other                          1,187       2.5%         1,736        3.6%           4,402       2.7%            5,282       3.5%
                            --------                 --------                   ---------                    ---------
Total                       $ 44,807                 $ 47,297                   $ 160,229                    $ 153,642
                            ========                 ========                   =========                    =========


Results of Operations
---------------------

         The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and nine month periods ended April 2, 1999 and March 31, 2000.


                           Quarter Ended              Nine Months Ended
                    -------------------------      ----------------------
                    April 2,        March 31,      April 2,     March 31,
                      1999            2000           1999         2000
                    --------        ---------      --------     ---------
Net sales            100.0%          100.0%         100.0%       100.0%
Gross profit          41.6            39.7          41.4          39.5
EBITDA                13.6            14.5          17.9          17.4
Operating income      11.9            12.8          16.5          15.8

         EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.


Comparison of Operating Results for the Quarters and Nine Month
   Periods Ended March 31, 2000 and April 2, 1999
---------------------------------------------------------------

         Net Sales. Net sales for the third quarter of fiscal 2000, the three months ended March 31, 2000, increased 5.6% to $47.3 million from $44.8 million in the third quarter of fiscal 1999. Net sales for the first nine months of fiscal 2000 decreased 4.1% to $153.6 million from $160.2 million in the first nine months of fiscal 1999. The increase in net sales for the third quarter of fiscal 2000 is due to increases in the Company's Resort, College Bookstore, Sports Speciality and Other divisions of 4.0%, 17.9%, 17.1% and 46.3%, respectively, partially offset by small decreases in sales at the Company's Corporate Division and Event 1 subsidiary of 0.4% and 4.8%, respectively. The decrease in net sales for the nine month period is due to a decrease in net sales for the nine months ended March 31, 2000 at the Company's Corporate division of 13.9% partially offset by small increases in the other divisions. The decline was attributable to increased competition and difficulties attributable to the installation of the Company's Enterprise Resource Planning System. The Corporate division has also experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during the first half of fiscal 2000.

         Gross Profit. Gross profit for the third quarter of fiscal 2000 increased 0.9% to $18.8 million from $18.6 million in the third quarter of fiscal 1999. Gross profit for the first nine months of fiscal 2000 decreased 8.5% to $60.7 million from $66.3 million in the first nine months of fiscal 1999. The decrease in gross profit is primarily a result of the decline in net sales noted above and increases in production costs as a percent of sales due to product mix changes from higher priced seasonal outerwear to lower priced products. For the third quarter of fiscal 2000, gross profit as a percentage of net sales decreased to 39.7% compared to 41.6% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, gross profit as a percentage of net sales decreased to 39.5% compared to 41.4% in the first nine months of fiscal 1999.

         Operating Expenses. Operating expenses for the third quarter of fiscal 2000 decreased 4.2% to $12.7 million from $13.3 million in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating expenses decreased 8.9% to $36.4 million from $39.9 million in the first nine months of fiscal 1999. The decrease in operating expenses is primarily related to costs incurred in the first half of fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of 1999 and to management cost control efforts. Operating expenses as a percentage of net sales decreased to 26.9% from 29.7% in the prior year third quarter. For the first nine months of fiscal 2000, operating expenses as a percentage of net sales decreased to 23.7% from 24.9% in the prior year period.

         EBITDA. EBITDA for the third quarter of fiscal 2000 increased 12.5% to $6.9 million from $6.1 million in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, EBITDA decreased 6.8% to $26.7 million from $28.7 million in the first nine months of fiscal 1999. The increase in EBITDA for the third quarter is due to the net sales increase and operating expense decrease discussed above. The decrease in EBITDA for the nine month period is primarily a result of the decrease in net sales and related gross profit described above. EBITDA as a percentage of net sales increased to 14.5% from 13.6% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, EBITDA as a percentage of sales decreased to 17.4% from 17.9% in the first nine months of fiscal 1999.

         Operating Income. Operating income for the third quarter of fiscal 2000 increased 13.6% to $6.1 million from $5.3 million in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating income decreased 7.8% to $24.3 million from $26.4 million in the first nine months of fiscal 1999. The increase in operating income for the third quarter is due to the net sales increase and operating expense decrease discussed above. The decrease in operating income for the nine month period is attributable to the decrease in net sales and related gross profit described above. Operating income as a percentage of net sales increased for the third quarter of fiscal 2000 to 12.8% from 11.9% in fiscal 1999, and decreased to 15.8% for the first nine months of fiscal 2000 from 16.5% in the first nine months of fiscal 1999.

         Other Income (Expense). Other expense for the third quarter of fiscal 2000 was consistent with the third quarter of fiscal 1999 at $4.4 million. For the first nine months of fiscal 2000 other expense decreased to $13.2 million from $13.9 million in the first nine months of fiscal year 1999. The decrease for the nine month period is primarily a result of decreased interest expense associated with borrowings under the Company's $115 million Credit Agreement due to declining balances on the Company's long-term debt.

         Income Taxes. The effective income tax rates for the nine month periods ended March 31, 2000 and April 2, 1999 were 39.0% and 40.4%, respectively.

         Net Income. Net income for the third quarter of fiscal 2000 was $977,000 compared to $509,000 in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, net income was $6.8 million compared to $7.4 million in the first nine months of fiscal 1999.


Liquidity and Capital Resources
-------------------------------

         Cash provided by operating activities for the first nine months of fiscal 2000 was $6.7 million compared to $18.9 million in the first nine months of fiscal 1999. The change in cash provided by operating activities between the two periods was primarily attributable to increased use of cash to fund changes in accounts receivable and inventory balances and decreased net income in the first nine months of 2000 compared to the first nine months of 1999.

         Cash used by investing activities in the first nine months of fiscal 2000 was $1.5 million compared to $1.2 million in the first nine months of 1999. The cash used in both periods was related to acquisitions of property, plant and equipment.

         Cash used in financing activities for the first nine months of fiscal 2000 was $10.0 million compared to $9.1 million in the first nine months of fiscal 1999. In November 1999, the Company made a $3.3 million term debt prepayment due to fiscal 1999 Excess Cash Flows, as defined in the Credit Agreement. On March 31, 2000, the Company made an additional term debt prepayment of $2 million. In the first nine months of fiscal 1999, the Company repaid $5.6 million of revolving loan balances. The Company continues to review opportunities to prepay portions of its outstanding debt utilizing available cash.

         The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the revolving loan facility provides $50 million of revolving credit availability (of which approximately $22.1 million was utilized for outstanding commercial and stand-by letters of credit at March 31, 2000).

         GFSI Holdings, Inc. ("Holdings"), the sole stockholder of the Company, is dependent upon the cash flows of the Company to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi- annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.
Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") will accrue dividends totaling approximately $425,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

There has been no change to matters discussed in Business-Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 30, 1999.


Item 2. Changes in Securities

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None.


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


GFSI, INC.
May 12, 2000
                                /s/ ROBERT G. SHAW
                               ---------------------------------------
                               Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer