Form 10-K
period 2000-06-30
GFSI INC
filed 2000-09-29
CIK 1036327

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-24189

                                   GFSI, INC.

               (Exact Name of Registrant as Specified in Charter)

           DELAWARE                                         74-2810748
------------------------------                    ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 2000 was $0.

On September 1, 2000, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page
                                                                           -----

Item 1 - Business...........................................................  3

Item 2 - Properties.........................................................  8

Item 3 - Legal Proceedings..................................................  8

Item 4 - Submission of Matters to a Vote of Security Holders................  8



                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................  8

Item 6 - Selected Financial Data............................................  9

Item 7 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 10

Item 7A - Quantative and Qualitative Disclosures About Market Risks......... 14

Item 8 - Consolidated Financial Statements.................................. 15

Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 30



                                    PART III

Item 10 - Directors and Executive Officers.................................. 30

Item 11 - Executive Compensation............................................ 32

Item 12 - Security Ownership of Certain Beneficial Owners and Management.... 33

Item 13 - Certain Relationships and Related Transactions.................... 34



                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 35

          Signatures........................................................ 37

                                     PART I

ITEM 1 - BUSINESS

     GFSI, Inc. ("GFSI" or the "Company") was incorporated in the State of Delaware on January 15, 1997. The Company is a wholly owned subsidiary of GFSI Holdings, Inc. ("Holdings") and was organized by affiliates of The Jordan Company (TJC) and management to effect the acquisition of Winning Ways, Inc. ("Winning Ways").

     On February 27, 1997, Holdings acquired all of the issued and outstanding capital stock of Winning Ways and immediately thereafter merged Winning Ways with and into the Company, with the Company as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to the Company along with the balance of equity contributions.

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

     On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a retail outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products at higher margins with increased operating expenses due to site fees and royalties included in concessionaire agreements with the National Collegiate Athletic Association, Big 10 Conference, Big 12 Conference and the Atlantic Coast Conference.

     During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's year ended June 30. The twelve month periods ended June 30, 1996, June 27, 1997, July 2, 1999 and June 30, 2000 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.

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

     Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 6,900 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases. The division's customers include widely recognized names such as The Walt Disney Company, Universal Studios, Pebble Beach, The Phoenician, Caesar's Palace, The Mirage and the PGA Tour.

     The Resort division, with fiscal 2000 net sales of $61.3 million, accounted for 30.2% of total net sales. The Resort division's net sales remained consistent in fiscal 2000 with fiscal 1999 at $61.3 million. The division's net sales have also remained relatively constant as a percentage of total net sales, increasing to 30.2% in fiscal 2000 from 30.1% in fiscal 1999.

     The Company distributes its Resort division products through its national sales force of approximately 70 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders along with its product innovation and quality and high level of service.

     Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 6,500 active customer accounts, including Toyota, Hershey, Dr. Pepper/7Up, Nortel Networks, Anheuser-Busch, and MCI Worldcom.

     The Corporate division, with fiscal 2000 net sales of $67.8 million, accounted for 33.4% of total net sales. The Corporate division's net sales have decreased to $67.8 million in fiscal 2000 from $72.6 million in fiscal 1999. The division's net sales as a percentage of total net sales have decreased to 33.4% in fiscal 2000 from 35.6% in fiscal 1999.

     The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various areas within the corporate market. Products are sold by the Company's national sales force of approximately 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs and dealer incentive programs. There are no contracts with any of the independent sales agents.

     In addition, the division includes Tandem Marketing, which develops and administers corporate fulfillment programs on behalf of its major corporate customers. The Company's corporate fulfillment programs involve providing its customers with a complete line of branded merchandise which is marketed to the customer's clients and employees. For example, Toyota may engage the Company to provide embroidered leisurewear which is then sold or otherwise provided to Toyota's customers and prospective customers. The Company, through Tandem Marketing, leverages its existing corporate customer base to market a full line of products, including articles of merchandise imprinted or otherwise customized with the corporation's name, logo or message. These products include sportswear and activewear designed and manufactured by the Company, as well as other premium merchandise such as glassware and stationary items. Currently, Tandem Marketing has active catalog programs with Lexus, Bell South Corporation, Michelin North America, Inc., Discover Novus Networks, State Farm, and Shelter Insurance as well as several others. In fiscal 2000, Tandem Marketing accounted for approximately $13.5 million, or 19.9%, of the Corporate division's net sales, of which approximately 46% were derived from products designed and manufactured by the Company.

     College Bookstore Division. The College Bookstore division is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to over 2,400 active customer accounts, including nearly every major college and university in the United States. The division's largest accounts include each of the major college bookstore lease operators, such as Barnes & Noble College Bookstores, Inc., Follett College Stores and Nebraska Book Company as well as high volume, university managed bookstores, such as the University of Southern California, the University of Connecticut, Brigham Young University, the University of Michigan and the United States Air Force and Naval academies. The National Association of College Stores has selected the Company as "Vendor of the Year" three times, an honor no other supplier has won more than once.

     The College Bookstore division, with fiscal 2000 net sales of $43.4 million, accounted for 21.4% of total net sales. The College Bookstore division's net sales have increased to $43.4 million in fiscal 2000 from $41.6 million in fiscal 1999. The College Bookstore divisions' net sales as a percentage of total net sales has increased slightly to 21.4% in fiscal 2000 from 20.4% in fiscal 1999.

     Sports Specialty Division. The Sports Specialty division had fiscal 2000 sales of $12.4 million, representing 6.1% of total net sales. The Sports Specialty division's net sales have increased to $12.4 million in fiscal 2000 from $12.0 million in fiscal 1999. The division's net sales as a percentage of total net sales have increased to 6.1% in fiscal 2000 from 5.9% in fiscal 1999. Established in 1994, the division has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, the NBA, the NHL, NASCAR and Major League Baseball. The division targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The division markets its products to over 1,000 active customer accounts, including the Indianapolis Motor Speedway, the Chicago Bulls, the Cleveland Indians, the Boston Bruins and Madison Square Garden.

     Event 1 Subsidiary. The Event 1 subsidiary was established in the third quarter of fiscal 1998 to provide retail services that create additional outlets for the Company's products. Since its inception, Event 1 has become the leading event merchandiser in the collegiate championship industry due to the benefits of the streamlined business model where the licensee serves as the concessionaire. The subsidiary has renewed and extended its agreements with the NCAA, Big 10 Conference, Big 12 Conference, and the Golf Course Superintendents Association of America to provide on-site retail merchandising services at their events. The subsidiary also holds merchandising rights with the Atlantic Coast Conference, The Atlantic Ten Conference and various other institutions and entities.

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

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 21% of net sales for fiscal 2000. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, henleys and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Outerwear. The Company's outerwear products represented approximately 25% of net sales for fiscal 2000. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Products offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 23% of net sales for fiscal 2000. The Company's products in this category are designed to be suitable for both leisure and work-related activities with full range of materials and styles.

     T-Shirts and Shorts. The Company's T-shirt and shorts products represented approximately 16% of net sales for fiscal 2000. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts and shorts in a variety of styles, fabrics and colors.

     Other. The Company also sells headwear, sports luggage, lines of women's products and a number of other miscellaneous apparel items. In addition, through its Tandem Marketing division, the Company distributes a full line of corporate fulfillment products. Sales of "Other" items represented approximately 15% of net sales for fiscal 2000.

DESIGN, MANUFACTURING AND MATERIALS SOURCING

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas and Bedford, Iowa.

     The Company's design group consists of more than 75 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's in-plant manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company- designed non-decorated apparel ("blanks"). Substantially all of the screen printing and a significant portion of the embroidery operations are performed by the Company in its Lenexa, Kansas and Bedford, Iowa facilities. In addition, the Company outsources embroidery work to Impact Design, Inc. and Kansas Custom Embroidery, each an affiliate of the Company, as well as to independent contractors, when necessary. The Company maintains the most updated machinery and equipment available in order to ensure superior product quality and consistency.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Guatemala, Honduras, Israel, Philippines, Thailand and Mexico. No foreign country has a manufacturing concentration above 28%. Approximately 5% of its blanks are contract manufactured in the United States. The Company has long-standing contractual relationships with most of its eight independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.

COMPETITION

     The Company's primary competitors vary within each of its four distinct markets. In the resort and leisure market, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the college bookstore market, the top five competitors hold an aggregate market share of approximately 60%, and the Company believes the market share of each such competitor has increased slightly over the last five years. In the sports specialty market, the Company competes with a large number of manufacturers of licensed sportswear. The Company believes, however, that it is one of the few manufacturers of sports specialty products with a primary focus on the adult sports enthusiast.

     The following table sets forth the Company's primary competitors in each of its markets:

         Market                          Primary Competitors
------------------         ---------------------------------------------------------------------------------------
Resort                     Cutter & Buck and local and regional competitors
Corporate                  HA-LO Marketing, Hermann Marketing, Swingster (American Marketing Industries)
College Bookstore          Champion Products, Jansport (VF Corp.), Cotton Exchange, Russell Athletic, M.V. Sports
Sports Specialty           Champion Products, Russell Corporation, PUMA/Logo 7


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

EMPLOYEES

     The Company employs approximately 762 people at its two facilities in Lenexa, Kansas, of which approximately 113 are members of management, 273 are involved in either product design, customer service, sales support or administration and 376 are involved in manufacturing. The Company employs approximately 68 people in its Bedford, Iowa facility all of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

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

     The Company licenses its GEAR FOR SPORTS(R) trademark to Richmont Apparel Group L.P. ("Richmont", formerly Softwear Athletics, Inc.) to produce and distribute GEAR FOR SPORTS(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Richmont License Agreement"). Pursuant to the Richmont License Agreement, Richmont has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Richmont License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Richmont, at its option, for five successive one year terms and was extended for an additional five year term in fiscal 2000. In consideration for the license grant, Richmont has agreed to pay the Company an annual royalty calculated as the greater of: (i) 450,000 Canadian dollars, 525,000 Canadian dollars, 600,000 Canadian dollars, 675,000 Canadian dollars and 750,000 Canadian dollars for calendar years 2000, 2001, 2002, 2003 and 2004, respectively or (ii) 10% of Net Sales (as defined therein) to non-affiliates. Such royalty payments are made to the Company on a semi-annual basis. In addition, for three years after the termination of the Richmont License Agreement, Richmont will be prohibited from selling products covered by the Richmont License Agreement or other similar products to any Richmont customer who was not a Richmont customer prior to the commencement of the Richmont License Agreement.

     In fiscal 1999, the Company entered into licensing agreements with Bonmax Co., Ltd. (the "Bonmax License Agreement") and with GEAR For Sports, Ltd. (the"GEAR Ltd. License Agreement") to produce and distribute GEAR FOR SPORTS(R)sportswear in Japan and the 13 country European Union, respectively. Pursuant to both of these agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. have obtained exclusive, non-transferable and non-assignable licenses to manufacture, advertise and promote adult apparel, headwear and bags in Japan and the European Union, respectively. For three years after the termination of the licensing agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. are prohibited from selling products covered by the agreement or other similar products to any customer who was not a customer prior to the commencement of the licensing agreements. The Bonmax License Agreement had an initial term of one year, but was extended by Bonmax Co., Ltd. at its option, for a successive one year term and may be extended by Bonmax Co., Ltd. for one additional one year term. In consideration for the license grant, Bonmax Co., Ltd. agrees to pay the Company an annual royalty calculated in the second year of the term as the greater of:
(i) $312,500 or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. The minimum royalty payment to the Company in the third year of the agreement, if extended, is $375,000. Such royalty payments are due to the Company on a quarterly basis. The Company expects to renew the Bonmax License Agreement, which is scheduled to expire March 31, 2001. The Gear Ltd. License Agreement has an initial term of two years, but can be extended by Gear For Sports, Ltd. for one additional four year term. In consideration for the license grant, Gear For Sports, Ltd. agrees to pay the Company an annual royalty calculated as the greater of (i) 62,500 pounds sterling and 187,500 pounds sterling in the license periods ending December 1999 and December 2000, respectively, or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. Such payments are due to the Company on a quarterly basis.

LICENSES

     The Company markets its products, in part, under licensing agreements, primarily in its College Bookstore and Sports Specialty divisions. In fiscal 2000, net sales under the Company's 450 active licensing agreements totaled $48.3 million, or approximately 23% of the Company's net sales. In fiscal 2000, $33.3 million of College Bookstore division net sales, representing approximately 77% of the division's net sales and 16.4% of total net sales, were recorded under this division's licensing agreements. In addition, in fiscal 2000, $10.3 million of Sports Specialty division net sales, representing approximately 83.1% of the division's net sales and 5.1% of total net sales, were recorded under licensing agreements. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MLB, the NBA and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

ITEM 2 - PROPERTIES

     The Company owns each of its three properties: its 250,000 square foot headquarters and manufacturing facility in Lenexa, Kansas, its 100,000 square foot manufacturing and distribution facility located approximately two miles from its headquarters and its 23,000 square foot embroidery facility located in Bedford, Iowa. Approximately 200,000 square feet of the headquarter/ manufacturing facility and all of the manufacturing/distribution facility in Lenexa, and the embroidery facility in Bedford are devoted to the design and manufacture of the Company's products and to customer service.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At June 30, 2000, all common stock of the Company was held by Holdings.

     The Company has not declared or paid any cash dividends on its common stock since the Company's formation in February 1997. The Company's financing agreements contain restrictions on the Company's ability to declare or pay dividends on its common stock. The distributions to Holdings during fiscal 1998, 1999 and 2000 were made pursuant to the tax sharing agreement between the Company and Holdings.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents selected: (i) historical operating and other data of the Company for fiscal years ended June 30, 1996, June 27, 1997, July 3, 1998, July 2, 1999 and June 30, 2000; and (ii) historical balance sheet data of the Company as of June 30, 1996, June 27, 1997, July 3, 1998, July 2, 1999 and June 30, 2000. The historical financial statements for the Company have been audited by Deloitte & Touche LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999 to conform to the June 30, 2000 presentation.

                                                                          Fiscal Years Ended
                                                     --------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)

                                                        June 30,     June 27,    July 3,      July 2,      June 30,
                                                         1996         1997        1998         1999         2000
                                                        -------      --------    --------    ---------    ---------
            Statements of Income Data:
   Net sales.....................................     $  169,321   $ 183,298   $  211,164    $ 203,900    $ 202,981
   Gross profit..................................         66,242      74,595       85,477       83,161       79,773
   Operating expenses............................         33,409      38,656       47,809       52,320       48,540
                                                      -----------  ----------  -----------     --------    --------
   Operating income.............................          32,833      35,939       37,668       30,841       31,233
    Other income (expense)........................        (2,607)     (8,006)     (19,284)     (18,345)    ( 17,450)
                                                      -----------  ----------    ---------     --------    ---------
    Income before income taxes and extraordinary
     item                                                 30,226      27,933       18,384       12,496       13,783
    Income tax expense............................            --       1,837        7,248        4,683        5,177
    Extraordinary item, net of tax benefit (1)....            --       1,484         --           --            --
                                                      -----------  ----------    ---------     --------    ---------
    Net Income..................................       $  30,226   $  24,612   $   11,136     $  7,813    $   8,606
                                                      ===========  ==========    =========     ========    =========

Supplemental Information (2):
   Income before income taxes and extraordinary item      30,226      27,933
   Proforma income tax provision.................         12,393      11,453
                                                      -----------  ----------
   Proforma income before extraordinary item.....      $  17,833   $  16,480
                                                      ===========  ==========
Balance Sheet Data (as of period end):

   Cash and cash equivalents.....................      $     140   $   1,116    $    1,346     $ 10,264    $   1,446
   Total assets..................................         78,711      95,792       106,035      104,917       99,179
   Long-term debt, including current portion.....         22,276     193,000       191,528      180,878      167,309
   Total stockholders' equity (deficiency).......         34,479    (121,411)     (109,627)     (99,014)     (86,809)
Other Data (2):
   Cash flows from operating activities..........      $  34,000   $  26,545    $    3,703      $18,222     $  3,555
   Cash flows from investing activities..........         (2,480)      3,643        (2,648)      (2,041)      (1,937)
   Cash flows from financing activities..........        (31,493)    (29,212)         (825)      (7,263)     (10,436)
   EBITDA  (3)...................................         36,035      39,114        40,607       33,924       34,468
   Depreciation..................................          3,201       3,175         2,938        3,083        3,235
   Capital expenditures..........................          2,611       2,615         2,972        2,291        1,998
   EBITDA  margin (4)............................          21.3%       21.3%          19.2%        16.6%        17.0%
   Ratio of earnings to fixed charges (5)........          12.5x        4.5x           2.0x         1.7x         1.8x
   Distributions to shareholders per share (6)...      $   23.37



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

     Robert M. Wolff was appointed Chairman and Chief Executive Officer on September 6, 2000 at the annual Board of Directors meeting, replacing John L. Menghini, who announced his retirement to pursue philanthropic interests. Mr. Wolff, who has remained as an active Chairman over the last three years, assumes his former role as Chief Executive Officer. Larry D. Graveel, Chief Operating Officer, assumed Mr. Menghini's responsibilities as President.

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

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 and 2000 presentation:


                                                                    Fiscal Year Ended
                                         ------------------------------------------------------------------------------
                                               JULY 3, 1998                JULY 2, 1999               JUNE 30, 2000
                                         ----------------------        --------------------       ---------------------
Resort  .............................    $   66,346      31.4%         $ 61,335       30.1%        $ 61,309       30.2%
Corporate...........................         72,874      34.5%           72,634       35.6%          67,791       33.4%
College Bookstore....................        42,696      20.2%           41,645       20.4%          43,427       21.4%
Sports Specialty.....................        13,083       6.2%           12,023        5.9%          12,445        6.1%
Event 1..............................         8,595       4.1%           10,571        5.2%          10,777        5.3%
Other...............................          7.570       3.6%            5,692        2.8%           7,232        3.6%
                                          ---------                   ---------                   ---------
Total...............................      $ 211,164                   $ 203,900                   $ 202,981
                                          =========                   =========                   =========


RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1998, 1999 and 2000:

                                              Fiscal Year Ended
                                       ----------------------------------
                                        July 3,      July 2,     June 30,
                                        1998          1999         2000
                                       -------       -------     --------
Net sales............................   100.0%       100.0%       100.0%
Gross profit.........................    40.5         40.8         39.3
EBITDA...............................    19.2         16.6         17.0
Operating income.....................    17.8         15.1         15.4


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

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JULY 2, 1999

   Net Sales.  Net sales  declined  .5% in fiscal  2000 to $203.0  million  from
$203.9 million in fiscal 1999. The decrease is primarily attributable to a decrease in the Company's Corporate division net sales of 6.7%, partially offset by increases in net sales at the Company's College Bookstore, Sports Specialty and Other divisions of 4.3%, 3.5% and 27.1%, respectively, and a 1.9% increase in Event 1 subsidiary sales. The decline in Corporate division sales is attributable to increased competition and difficulties related to the installation of the Company's Enterprise Resource Planning System. Additionally, the Corporate division has experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during fiscal 2000. Sales for all divisions were adversely affected by the third consecutive year of unseasonably warm fall and winter temperatures in most of the country.

     Gross Profit. Gross profit for fiscal 2000 decreased 4.1% to $79.8 million from $83.2 million in fiscal 1999, due to the slight decline in net sales noted above and increases in production costs as a percentage of net sales due to product mix changes from higher priced seasonal outerwear to lower priced products. Gross profit as a percentage of net sales declined to 39.3% in fiscal 2000 from 40.8% in fiscal 1999.

     Operating Expenses. Operating expenses for fiscal 2000 decreased 7.2% to $48.5 million from $52.3 million in fiscal 1999 due primarily to costs incurred in fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of fiscal 1999 and management cost control efforts in fiscal 2000. Operating expenses as a percentage of net sales decreased to 23.9% in fiscal 2000 from 25.6% in fiscal 1999.

     EBITDA. EBITDA for fiscal 2000 increased 1.6% to $34.5 million from $33.9 million in fiscal 1999 as a result of the net sales, gross margin and operating expense changes noted above. EBITDA as a percentage of net sales increased to 17.0% in fiscal 2000 from 16.6% in fiscal 1999.

     Operating Income. Operating income for fiscal 2000 increased 1.3% to $31.2 million from $30.8 million in fiscal 1999 as a result in the net sales, gross profit and operating expense changes noted above. Operating income as a percentage of net sales increased to 15.4% in fiscal 2000 from 15.1% in fiscal 1999.

     Other Income (Expense). Other expense decreased 4.9% to $17.4 million in fiscal 2000 from $18.3 million in fiscal 1999 due to decreases in interest expense associated with borrowing under the Company's $115 million Credit Agreement due to declining balances on the Company's long-term debt.

     Income Taxes. Income tax expense increased 10.6% to $5.2 million in fiscal 2000 from $4.7 million in fiscal 1999 due to the increase in operating income and decrease in interest expense noted above. The Company's effective tax rates were 37.6% and 37.5%, in fiscal 2000 and 1999, respectively.

     Net Income. Net income for fiscal 2000 was $8.6 million compared to $7.8 million in fiscal 1999 as the result of the changes in operating income, interest expense and income tax expense described above.

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

     Gross Profit. Gross profit for fiscal 1999 decreased 2.7% to $83.2 million from $85.5 million in fiscal 1998, due to the decreases in net sales noted above. Gross profit as a percentage of net sales increased slightly to 40.8% in fiscal 1999 from 40.5% in fiscal 1998.

     Operating Expenses. Operating expenses for fiscal 1999 increased 9.4% to $52.3 million from $47.8 million in fiscal 1998 primarily due to increased staffing levels and licensing and site fees associated with Event 1. Operating expenses as a percentage of net sales increased to 25.6% in fiscal 1999 from 22.6% in fiscal 1998.

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

       Income Taxes. Income tax expense decreased 35.4% to $4.7 million in fiscal 1999 from $7.2 million in fiscal 1998 due to the decrease in operating income discussed above. The Company's effective tax rates were 37.5% and 39.4%, in fiscal 1999 and 1998, respectively.

       Net Income. Net income for fiscal 1999 was $7.8 million compared to $11.1 million in fiscal 1998. The decrease in net income is the result of the changes in operating income, interest expense and tax expense noted above.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 2000, 1999 and 1998 was $3.6 million, $18.2 million and $3.7 million, respectively. Changes in inventory and accounts receivable contributed to the decline in cash provided by operating activities in fiscal 2000 as compared to fiscal 1999. Declining inventory levels and small growth in accounts receivable contributed to the increase in cash provided by operating activities in fiscal 1999 as compared to fiscal 1998. Changes in working capital resulted in cash sources (uses) of ($10.0) million, $6.4 million and ($10.9) million in fiscal 2000, 1999 and 1998, respectively.

     Cash used in investing  activities for fiscal 2000,  1999 and 1998 was $1.9
million,  $2.0  million,  and  $2.6  million,   respectively,   which  primarily
represented capital expenditures for plant and equipment.

     Cash used in financing activities for fiscal 2000, 1999 and 1998 and was $10.4 million , $7.3 million and $.8 million, respectively. The cash used in financing activities in fiscal 2000 was primarily related to $14 million in long- term debt payments, of which $7.8 million was debt prepayments. The cash used in financing activities in 1999 was primarily related to long-term debt repayments and net payments under the Revolving Credit Agreement. The cash used in financing activities in fiscal 1998 was primarily attributable to payments on long-term debt.

     The Company believes that cash flows from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $12.6 million was utilized for outstanding Commercial and stand-by letters of credit as of June 30, 2000).

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by $50.0 million of Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until 2005 as they accrete interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $421,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this statement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition." The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.


SEASONALITY AND INFLATION

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2000, net sales of the Company during the first half and second half of the fiscal year were approximately 52% and 48%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resort, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap agreement, are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. For additional information on the Company's derivative financial instruments, refer to notes 8 and 9 to the Consolidated Financial Statements. The Company's outstanding long-term debt at June 30, 2000 is as follows:

                                    PRINCIPAL         NOTIONAL                        RECEIVE          MATURITY     ESTIMATED
                                      AMOUNT           AMOUNT        PAY RATE           RATE              DATE      FAIR VALUE
                                    ---------         --------       --------         -------          --------     -----------
FIXED RATE DEBT:

Senior Subordinated Notes       $ 125,000,000              N/A          9.625%            N/A       March, 2007    $ 93,750,000
Mortgage Payable                      328,842              N/A           7.60%            N/A        June, 2004         328,842

Variable Rate Debt:

Term Loan A                      $ 20,984,884              N/A     9.0625% (1)            N/A    December, 2002   $  20,984,884
Term Loan B                        20,560,948              N/A     9.5625% (2)            N/A       March, 2004      20,560,948
Interest Rate Swap Agreement              N/A       $7,000,000        5.62%(3)    6.76125%(4)        Nov., 2000          42,621

(1) Rate resets periodically to Eurodollar Rate plus 2.25%. Rate represents rate in effect at June 30, 2000.
(2) Rate resets periodically to Eurodollar Rate plus 2.75%. Rate represents rate in effect at June 30, 2000.
(3)  Fixed payment rate.
(4) Rate resets periodically to LIBOR. Rate represents rate in effect at June 30, 2000.

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

ITEM 8 -  CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----


Independent Auditor's Report.............................................    16

Consolidated Balance Sheets - July 2, 1999 and June 30, 2000..............   17

Consolidated Statements of Income - Years Ended  July 3, 1998,
   July 2, 1999 and June 30, 2000.........................................   18

Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency) - Years Ended July 3, 1998, July 2, 1999
   and June 30, 2000......................................................   19

Consolidated Statements of Cash Flows - Years Ended July 3, 1998,
   and July 2, 1999 and June 30, 2000.....................................   20

Notes to Consolidated Financial Statements................................   21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
GFSI, Inc. and subsidiary
Lenexa, Kansas

     We have audited the accompanying consolidated balance sheets of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiary (the "Company") as of June 30, 2000 and July 2, 1999, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and July 2, 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United State of America.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 8, 2000

                            GFSI, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                  July 2,          June 30,
                                 ASSETS                                            1999             2000
                                                                               -------------    ------------
Current assets:
     Cash and cash equivalents........................................          $ 10,263,709    $  1,446,205
     Accounts receivable, net of allowance for doubtful accounts of
        $832,487 and $848,225 at July 2, 1999 and June 30, 2000........           28,380,708      29,801,096
     Inventories, net..................................................           36,323,596      40,139,639
     Deferred income taxes.............................................            1,790,011       1,121,741
     Prepaid expenses and other current assets.........................              561,607       1,117,391
                                                                               -------------   -------------
          Total current assets.........................................           77,319,631      73,626,072

Property, plant and equipment, net....................................            20,244,605      19,355,825

Other assets:
     Deferred financing costs, net of accumulated amortization of
        $2,696,354 and $3,851,934 at July 2, 1999 and June 30, 2000...             7,347,980       6,192,400
     Other.............................................................                5,001           5,001
                                                                               -------------   -------------
                                                                                   7,352,981       6,197,401
                                                                               -------------   -------------
               Total assets...........................................         $ 104,917,217   $  99,179,298
                                                                               =============   =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

     Accounts payable..................................................         $  8,289,400    $  5,316,494
     Accrued interest expense..........................................            4,484,043       4,000,443
     Accrued expenses..................................................            7,947,616       7,668,152
     Income taxes payable..............................................              413,191          93,270
     Current portion of long-term debt.................................            6,549,660       6,953,012
                                                                                ------------    ------------
          Total current liabilities....................................           27,683,910      24,031,371

Deferred income taxes...................................................           1,183,085       1,048,894
Long-term debt, less current portion....................................         174,328,195     160,355,533
Other long-term obligations.............................................             736,524         552,268

Commitments and contingencies (Note 5)

Stockholders' equity (deficiency):

      Common Stock, $.01 par value, 10,000 shares authorized, one
      share issued at July 2, 1999 and June 30, 2000....................                  --              --
      Additional paid-in capital........................................          54,527,463      58,127,463
      Accumulated deficiency............................................        (153,541,960)   (144,936,231)
                                                                               -------------   -------------
       Total stockholders' deficiency..................................         ( 99,014,497)    (86,808,768)
                                                                               -------------   -------------
               Total liabilities and stockholders' equity (deficiency).        $ 104,917,217   $ 99, 179,298
                                                                               =============   =============



                See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended
                                                              ----------------------------------------------------------
                                                                    July 3,           July 2,              June 30,
                                                                      1998              1999                 2000
                                                              -------------------     -------------        -------------

Net sales....................................................       $ 211,164,245     $ 203,900,105        $ 202,980,809
Cost of sales................................................         125,686,859       120,739,292          123,207,652
                                                                    -------------     -------------        -------------
          Gross profit.......................................          85,477,386        83,160,813           79,773,157


Operating expenses:
     Selling ................................................          22,987,547        23,297,855           24,479,665
     General and administrative..............................          24,821,533        29,021,788           24,060,325
                                                                    -------------     -------------        -------------
                                                                       47,809,080        52,319,643           48,539,990
                                                                    -------------     -------------        -------------
          Operating income...................................          37,668,306        30,841,170           31,233,167

Other income (expense):
     Interest expense........................................         (19,217,109)      (18,589,826)         (17,661,033)
     Other   ................................................             (67,074)          244,874              211,279
                                                                    -------------     -------------        -------------
                                                                      (19,284,183)      (18,344,952)         (17,449,754)
                                                                    -------------     -------------        -------------

Income before income taxes ..................................          18,384,123        12,496,218           13,783,413
Provision for income taxes...................................          (7,247,658)       (4,683,426)          (5,177,684)
                                                                    -------------     -------------        -------------
Net income   ................................................       $  11,136,465     $   7,812,792         $  8,605,729
                                                                    =============     =============        =============


                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (DEFICIENCY)

            YEARS ENDED JULY 3, 1998, JULY 2, 1999 and JUNE 30, 2000

                                                                          Retained
                                         Common Stock       Additional     Earnings           Total
                                       -----------------     Paid-In     (Accumulated    Stockholders'
                                       Shares    Amounts     Capital      Deficiency)  Equity (Deficiency)
                                       ------    -------     -------     ------------  -------------------

Balance, June 27, 1997 ...............      1             $49,938,963    $ (171,349,550)     (121,410,587)
    Net income........................                                       11,136,465        11,136,465
    Capital contributions from
    GFSI Holdings, Inc................                      1,788,500                           1,788,500
    Distributions to GFSI

    Holdings, Inc. ...................                                       (1,141,667)       (1,141,667)
                                       ------    -------   -----------   --------------      -------------

Balance,  July 3, 1998................      1              51,727,463      (161,354,752)     (109,627,289)
    Net income........................                                        7,812,792         7,812,792
    Capital contributions from GFSI
    Holdings, Inc.....................                      2,800,000                           2,800,000
                                       ------    -------   -----------   --------------      -------------

Balance, July 2, 1999.................      1      --      54,527,463      (153,541,960)      (99,014,497)
    Net income........................                                        8,605,729         8,605,729
    Capital contributions from GFSI
    Holdings, Inc.....................                      3,600,000                           3,600,000
                                       ------    -------   -----------   --------------    --------------

Balance, June 30, 2000................      1         --   $58,127,463   $ (144,936,231)    $ (86,808,768)
                                       ======    =======   ===========   ===============    ==============



                See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended
                                                            ---------------------------------------------------------
                                                                   July 3,           July 2,         June 30,
                                                                    1998               1999            2000
                                                            ----------------- ---------------  ---------------
Cash flows from operating activities:

  Net income...........................................        $  11,136,465    $  7,812,792     $  8,605,729

  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation ......................................            2,938,400       3,083,490        3,235,324
    Amortization of deferred financing costs...........            1,157,247       1,155,580        1,155,580
    (Gain) loss on sale or disposal of property, plant and
      equipment........................................               15,206         (44,282)          56,545
    Deferred income taxes..............................             (954,872)       (161,691)         534,079

  Changes in operating assets and liabilities:
    Accounts receivable, net...........................           (4,086,252)       (607,052)      (1,420,388)
    Inventories, net...................................           (6,736,529)      7,974,699       (3,816,043)
    Prepaid expenses, other current assets and other assets.          99,451         624,582         (555,784)
    Accounts payable, accrued expenses and other long-term
           obligations.................................             (584,072)       (973,056)      (3,920,226)
    Income taxes payable...............................              718,337        (642,896)        (319,921)
                                                               -------------    ------------      -----------
        Net cash provided by operating activities......            3,703,381      18,222,166        3,554,895
                                                               -------------    ------------      -----------
Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment.              323,375         249,398           61,489
  Purchases of property, plant and equipment...........           (2,971,624)     (2,290,711)      (1,998,240)
                                                               -------------    ------------      -----------
        Net cash used in investing activities..........           (2,648,249)     (2,041,313)      (1,936,751)
                                                               -------------    ------------      -----------
Cash flows from financing activities:
  Net changes to revolving credit agreement borrowing.             2,600,000      (5,600,000)              --
  Issuance of long-term debt...........................              427,694              --               --
  Payments on long-term debt...........................           (4,500,000)     (5,049,839)     (14,035,648)
  Distributions to GFSI Holdings, Inc..................           (1,141,667)           --                 --
  Capital contributions from GFSI Holdings, Inc........            1,788,500       2,800,000        3,600,000
                                                               -------------    ------------      -----------
  Proceeds from training grants........................                 --           586,524              --
        Net cash used in financing activities..........             (825,473)     (7,263,315)     (10,435,648)
                                                               -------------    ------------      -----------
        Net increase (decrease) in cash and cash equivalents.        229,659       8,917,538       (8,817,504)
Cash and cash equivalents,
  Beginning of period..................................            1,116,512       1,346,171      10,263,709
                                                               -------------    ------------      -----------
  End of period........................................         $  1,346,171    $ 10,263,709      $ 1,446,205
                                                               =============    ============      ===========
Supplemental cash flow information:
          Interest paid................................         $ 17,672,932    $ 17,295,085    $  16,329,449
                                                               =============    ============    ==============
          Income taxes paid............................         $  6,314,500    $  2,804,209    $   1,530,298
                                                               =============    =============    =============
Non-cash investing and financing activities:
    Equipment purchased under capital lease............                                         $     468,338
                                                                                                =============


                 See notes to consolidated financial statements.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JULY 3, 1998, JULY 2, 1999 and JUNE 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Fiscal Year--The Company utilizes a 52/53 week fiscal year which ends on the Friday nearest June 30. The twelve month periods ended July 2, 1999 and June 30, 2000 each contain 52 weeks and the twelve month period ended July 3, 1998 contains 53 weeks.

         REVENUE RECOGNITION -- The Company recognizes revenue upon shipment of its products to its customers.

         CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         INVENTORIES -- Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $1,174,147 and $1,254,565 at July 2, 1999 and June 30, 2000, respectively.

         PROPERTY, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

         Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

     Buildings and improvements..........................     40 years
     Furniture and fixtures..............................   3-10 years

         LONG-LIVED ASSETS -- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identified intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

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

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ADVERTISING COST -- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $1,631,259, $1,658,814 and $1,676,842 for the years ended July 3, 1998, July 2, 1999 and
June 30, 2000, respectively.

     INCOME TAXES -- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

     The Company is a party to a tax-sharing agreement with GFSI Holdings, Inc. ("Holdings"). As such, the taxable income of the Company is included in the consolidated federal and certain state income tax returns of Holdings. The Company's income tax provision has been calculated as if the Company would have filed separate federal and state income tax returns.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SEGMENT INFORMATION -- The Company has determined that it has a single reportable operating segment which engages in designing, manufacturing and marketing logoed apparel. No single customer represents ten percent or more of consolidated revenues. In addition, substantially all of the Company's revenues are derived from sources within the United States of America and all of its assets are located within the United States of America.

     NEW ACCOUNTING STANDARDS -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this statement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition." The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

2.   PROPERTY, PLANT AND EQUIPMENT

                                              July 2, 1999     June 30, 2000
                                              ------------     --------------

Land....................................      $  2,455,373      $  2,455,373
Buildings and improvements..............        20,493,021        20,944,494
Furniture and fixtures..................        16,351,396        17,320,084
                                              ------------       -----------
                                                39,299,790        40,719,951

Less: accumulated depreciation..........        19,368,979        21,382,426
                                              ------------       -----------
                                                19,930,811        19,337,525

Construction in progress................           313,794            18,300
                                              ------------      ------------
                                              $ 20,244,605      $ 19,355,825
                                              ============      ============



Assets under capital leases are summarized as follows:

                                           July 2, 1999     June 30, 2000
                                           ------------     -------------

Furniture and fixtures...................       --          $  468,338
Less: accumulated amortization...........       --              30,579
                                           -----------      -----------
Net assets under capital lease                  --          $  437,759
                                                            ==========


The following are the minimum lease payments that will have to be made in each of the years indicated based on capital and operating leases in effect as of June 30, 2000:

Fiscal Year:                                          CAPITAL         OPERATING
                                                      -------         ---------

2001..........................................     $  142,345       $   480,921
2002..........................................        142,345           243,612
2003..........................................         81,439           152,169
2004..........................................         74,135           141,802
2005..........................................         71,895            89,779
                                                   ----------       -----------
Total minimum lease payments..................        512,159       $ 1,108,283
                                                                    ===========
Amount representing interest..................        (78,288)
                                                   ----------
Present value of minimum lease payments.......     $  433,871
                                                   ==========


Rental expense for all operating leases aggregated $414,123, $725,314 and $659,338 in fiscal years 1998, 1999 and 2000, respectively.

3.   REVOLVING CREDIT AGREEMENT

The Company has a $50,000,000 secured line of credit (the "Line") with an interest rate that periodically adjusts to the Eurodollar rate plus 2.25%. The Line is secured by substantially all of the property, plant and equipment of the Company and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.03 to 1.0, an interest expense coverage ratio of greater than 1.55 to 1.0 and a maximum leverage ratio of less than 4.95 to 1.0, as defined in the agreement. The Company is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. There were no borrowings against this line as of July 2, 1999 and June 30, 2000.

     Letters of credit against this Line at July 2, 1999 and June 30, 2000, for unshipped merchandise aggregated $17,783,802 and $11,329,452, respectively. Stand-by letters of credit issued against the Line at July 2, 1999 and June 30, 2000, aggregated $1,866,561 and $1,275,481, respectively.


4.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                                       July 2,         June 30,
                                                                                        1999             2000
                                                                                       -------         -------
Senior Subordinated Notes, 9.625% interest rate, due 2007.......................   $ 125,000,000    $  125,000,000
Term Loan A, variable interest rate, 7.4375% and 9.0625 % at
          July 2, 1999 and June 30, 2000, respectively, due 2002............          31,000,000        20,984,884

Term Loan B, variable interest rate, 7.9375% and 9.5625%  at
          July 2, 1999 and June 30, 2000, respectively, due 2004 ...............      24,500,000        20,560,948

Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate..............         377,855           328,842
Captial lease obligation........................................................             - -           433,871
                                                                                   -------------     -------------
                                                                                     180,877,855       167,308,545

Less current portion............................................................       6,549,660          6,953,012
                                                                                   -------------     -------------
                                                                                   $ 174,328,195     $ 160,355,533
                                                                                   =============     =============


     On February 27, 1997, the Company entered into a Credit Agreement with a group of financial institutions to provide for three credit facilities: (I) a term loan of $40,000,000 ("Term Loan A"), (ii) a term loan of $25,000,000 ("Term Loan B" and collectively, with Term Loan A, the "Term Loans") and (iii) a $50,000,000 secured line of credit (see Note 3).

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

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Senior Subordinated Notes are senior unsecured obligations of the Company and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of the Company, including borrowings under the Credit Agreement.

     At June 30, 2000, the Senior Subordinated Notes estimated fair value approximated $93,750,000.

     The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 30, 2000, the Company was in compliance with all such covenants.

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

     Aggregate maturities of the Company's long-term debt as of June 30, 2000 are as follows assuming a 52/53 week fiscal year:

      FISCAL YEAR

      2001..........................................    $  6,953,012
      2002..........................................       8,661,740
      2003..........................................      12,430,763
      2004..........................................      14,194,338
      2005..........................................          68,692
      Thereafter....................................     125,000,000
                                                       -------------
      Total                                            $ 167,308,545
                                                       =============

As discussed in Note 8 to the financial statements, the floating interest rate on a previous line of credit agreement was partially converted to a fixed interest rate of 5.62% by a $7,000,000 notional amount interest rate swap agreement terminating on November 18, 2000. Such interest rate swap has been redesignated to the Term Loan A debt agreement.


5.   COMMITMENTS AND CONTINGENCIES

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

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participants annual compensation. In addition, The Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $288,521 and $344,177, respectively for the year ended July 3, 1998, $364,096 and $476,291, respectively, for the year ended July 2, 1999 and $343,450 and $373,174, respectively, for the year ended June 30, 2000.

7.   INCOME TAXES

     The provision for income taxes for the years ended July 3, 1998, July 2, 1999 and June 30, 2000 consist of the following:

                                                          July 3,      July 2,      June 30,
                                                           1998         1999          2000
                                                    --------------  -------------  ------------
Current income tax provision....................   $    8,202,530   $  4,845,117   $  4,643,605
Deferred income tax provision (benefit).........         (954,872)      (161,691)       534,079
                                                   --------------  -------------  ------------
Total income tax provision......................   $    7,247,658   $  4,683,426   $  5,177,684
                                                   ===============  =============  ============



     The income tax provisions differ from amounts computed at the statutory federal income tax rate as follows:

                                                   July 3, 1998           July 2, 1999              June 30, 2000
                                                  --------------         --------------           ------------------
                                                   Amount       %       Amount          %        Amount        %
                                                 -------------------------------------------    ----------------------

Income tax provision at the statutory rate.     $6,434,443     35.0%    $4,273,676      34.2%   $4,724,195      34.3%
Effect of state income taxes, net of
federal benefit............................        926,603      5.0        493,351       4.0       467,750       3.4
Other......................................       (113,388)     (.6)       (83,601)      (.7)      (14,261)      (.1)
                                                -----------    ------    ----------     -----    ----------     ------
                                                $7,247,658      39.4%    $4,683,426     37.5%    $5,177,684     37.6%
                                                ===========    ======    ==========     =====    ==========     =====

     The Company's operating results are included in Holding's consolidated income tax returns. The provision for current income taxes is based on the Company's taxable income calculated as if the Company filed a separate tax return.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of July 2, 1999 and June 30, 2000, along with the income tax effect of each, are as follows:

                                               July 2, 1999            June 30, 2000
                                         ------------------------  ------------------------
                                           Deferred Income Tax        Deferred Income Tax
                                          ----------------------   ------------------------
                                          Assets     Liabilities    Assets      Liabilities
                                         ---------   ------------  ---------  -------------

Accounts receivable...................   $  387,874  $         --  $  384,709   $      --
Inventory valuation...................      361,154            --     112,460          --
Property, plant, and equipment........           --     1,228,389          --   1,033,093
Accrued expenses......................    1,112,767            --     712,051          --
Other.................................           --        26,480         --      103,280
                                       ------------- ------------   ---------   ---------
Total.................................  $ 1,861,795   $ 1,254,869  $1,209,220  $1,136,373
                                        ===========   ===========  ==========  ==========


8.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The fair values of the Company's interest rate swap and cap agreements are not recognized in the financial statements as they are used in conjunction with on-balance sheet liabilities and were as follows:


                                     Contract or     Estimated
                                      Notional          Fair        Weighted Average
                                       Amount           Value          Interest Rate
                                     -----------     ---------     --------------------
                                                                   Receivable   Payable
                                                                   ----------   -------
Swap:
July 2, 1999.......................   $ 7,000,000     $(1,574)           5.0%    5.62%
June 30, 2000......................     7,000,000      42,621        6.76125%    5.62%

     The Company has entered into an interest rate swap agreement to exchange fixed interest rates for floating rate debt payments. The interest rate swap agreement carries a notional amount of $7,000,000 and terminates on November 18, 2000 as further described in Note 4 to the financial statements.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short- term borrowings, accounts payables, long-term debt and derivative financial instruments.

       Cash and cash equivalents -- The carrying amount reported on the balance sheet represents the fair value of cash and cash equivalents.

       Accounts receivable -- The carrying amount of accounts receivable approximates fair value because of the short-term nature of the financial instruments.

       Accounts payable -- The carrying amount of accounts payable approximates fair value because of the short-term nature of the financial instruments.

       Long-term debt --   Current  market  values,  if  available,  are used to
determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

       Derivative Financial Instruments -- Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.

       The  following   summarizes   the  estimated   fair  value  of  financial
instruments, by type:

                                                           July 2, 1999                June 30, 2000
                                                    -------------------------   ----------------------------
                                                      Carrying       Fair         Carrying         Fair
                                                       Amount       Value          Amount          Value
                                                   ------------  ------------    ----------     ------------
Assets and liabilities:

Cash and cash equivalents.......................   $ 10,263,709  $ 10,263,709    $ 1,446,205   $  1,446,205
Accounts receivable.............................     28,380,708    28,380,708     29,801,096     29,801,096
Accounts payable................................      8,289,400     8,289,400      5,316,494      5,316,494
Long-term debt..................................    180,877,855   160,877,855    167,308,545    136,058,545

Off-Balance Sheet Financial Instruments:
   Interest rate swap agreements
       (asset/(liability))                                  N/A       (1,574)            N/A         42,621

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

                            GFSI, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTY TRANSACTIONS

     The Company has entered into supply arrangements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $5,781,092, $5,716,298 and $4,783,771 for the years ended July 3, 1998, July 2, 1999 and June 30, 2000, respectively.

     Holdings has an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In addition, the Company incurred consulting fees totaling $500,000 for each of the years ended July 3, 1998 and July 2, 1999, and $365,000 for the year ended June 30, 2000 which are included in general and administrative expenses in the accompanying financial statements.

     Holdings has a noncompete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended July 3, 1998, July 2, 1999 and June 30, 2000, $250,000 of expense related to this agreement was included in general and administrative expenses in the accompanying financial statements.

     The Company and Holdings have entered into a tax sharing agreement (the "Tax Sharing Agreement") for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries will pay to Holdings on an annual basis an amount determined by reference to the separate tax liability of the Company as calculated pursuant to Section 1552(a)(1) of the Code and applicable regulations thereunder. For the years ended July 3, 1998, July 2, 1999 and June 30, 2000 payments under this agreement aggregated $6,314,500, $2,804,209 and $1,530,298, respectively.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 10 - Directors and Executive Officers

     The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of the date of this annual report:

                 Name                   Age       Position with Company
                 ----                   ---       ---------------------
Robert M. Wolff....................      65       Chairman (1)
John L. Menghini...................      50       President, Chief Executive Officer and Director (1)
Robert G. Shaw.....................      49       Senior Vice President, Finance and Human Resources and Director
Larry D. Graveel...................      51       Executive Vice President, Chief Operating Officer and Director (1)
Michael H. Gary....................      47       Senior Vice President, Sales Administration
A. Richard Caputo, Jr..............      34       Director
John W. Jordan II..................      52       Director
David W. Zalaznick.................      46       Director

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

       Robert M. Wolff has served as Chairman of the Company since its inception in 1974. (1)

       John L. Menghini has served as Chief Executive Officer since 1999. He has served as President, Chief Operating Officer and a director of the Company since 1984. Prior to that, Mr. Menghini served as a merchandise manager of the Company since 1977. (1)

      Robert G. Shaw has served as Senior Vice President, Finance and Human Resources and a director of the Company since 1993. Prior to that, Mr. Shaw held several management positions with the Company since 1976, including Vice President of Finance.

      Larry D. Graveel has served as Chief Operating Officer since 1999. He has served as a director of the Company since February 1997 and as Senior Vice President, Merchandising of the Company since 1993. Prior to that, Mr. Graveel served as a merchandising manager of the Company since 1984. (1)

       Michael H. Gary has served as Senior Vice President, Sales Administration of the Company since 1993. Prior to that, Mr. Gary held several management positions in sales administration with the Company since 1982.

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

--------
(1) Effective September 6, 2000, John Menghini resigned from the Company and Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.

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

Item 11 - Executive Compensation

       The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert M. Wolff, Chairman, John L. Menghini, President and Chief Executive Officer, Robert G. Shaw, Senior Vice President, Finance and Human Resources, Larry D. Graveel, Executive Vice President and Chief Operating Officer and Michael H. Gary, Senior Vice President, Sales Administration.


                                                      Fiscal                                      Other Annual
Position                                               Year        Salary          Bonus       Compensation (1)
--------                                              ------      --------     -----------     ---------------

Robert M. Wolff.................................      2000        $144,837      $       --       $       --
     Chairman  (2)                                    1999         170,000              --               --
                                                      1998         155,000              --               --

John L. Menghini................................      2000         290,000          95,000            6,000
     President and Chief                              1999         250,000         255,615            6,400
     Executive Officer  (2)                           1998         250,000         422,750            7,040

Robert G. Shaw..................................      2000         170,000          35,000            6,000
     Senior Vice President and                        1999         160,000          92,000            6,400
     Chief Financial Officer                          1998         160,000         194,112            7,040

Larry D. Graveel................................      2000         190,000          35,000            6,000
     Executive Vice President and                     1999         180,000          96,923            6,400
     Chief Operating Officer (2)                      1998         180,000         201,060            7,040

Michael H. Gary.................................      2000         200,000          40,000            6,000
     Senior Vice President                            1999         180,000          96,923            6,400
                                                      1998         180,000         194,112            7,040

(1) Other annual compensation consists of car allowances, profit sharing, group medical benefits and individual beneficiary life insurance premiums paid by the Company.

(2)    Effective  September 6, 2000, John Menghini resigned from the company and
       Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.


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

                                                                            Amount of Beneficial
                                                                                   Ownership
                                                                          --------------------------
                                                                           Number of     Percentage
                                                                             Shares         Owned
                                                                           ---------     ----------
EXECUTIVE OFFICERS AND DIRECTORS:
Robert M. Wolff (2)(3)(4)...............................................       60.0         3.0%
John L. Menghini (2)(4)(5)..............................................      257.0         12.9
Robert G. Shaw (2)(6)...................................................      235.0         11.8
Larry D. Graveel (2)(4)(7)..............................................      110.0          5.5
Michael H. Gary (2)(8)..................................................      110.0          5.5
John W. Jordan II (9)(10)...............................................    78.3125          3.9
David W. Zalaznick(9)...................................................    78.3125          3.9
A. Richard Caputo, Jr. (9)..............................................       50.0          2.5
All directors and executive officers as a group (8 persons).............    971.125         48.7

OTHER PRINCIPAL STOCKHOLDERS:

JZ Equity Partners PLC (11)............................................       500.0         25.0
Leucadia Investors, Inc. (12)..........................................       125.0          6.3

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

(4) Effective September 6, 2000, John Menghini resigned from the company and Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.

(5) 197 shares are held by the John Leo Menghini Revocable Trust, of which Mr. Menghini is a trustee. The remaining 60 shares are held in trust for family members of Mr. Menghini.

(6) 175 shares are held by the Robert Shaw Living Trust, of which Mr. Shaw is a trustee. The remaining 60 shares are held by Robert Shaw as custodian of family members.

(7) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.

(8) 90 shares are held by Michael H. Gary Revocable Trust, of which Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.

(9) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.

(10) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.

(11) The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.

(12) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, NY 10010.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION                                                                                PAGE
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

   10.6       Tax Sharing Agreement, dated February 27, 1997, between GFSI, Inc. and GFSI Holdings, Inc.   *

   10.7       Management Consulting Agreement, dated February 27, 1997, between GFSI Holdings, Inc.
              and TJC Management Corporation                                                               *

   10.8       Employment Agreement, dated February 27, 1997, between GFSI, Inc. and Robert M. Wolff        *

   10.9       Noncompetition Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and
              Robert M. Wolff                                                                              *


   EXHIBIT
   NUMBER     DESCRIPTION                                                                                PAGE
   ------     -----------                                                                                ----

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

   10.11      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Impact Design,
              Inc.                                                                                         *

   10.12      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Kansas Custom
              Embroidery                                                                                   *

   10.13      Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and the
              Management Investors                                                                         *

   10.14      License Agreement, dated April 1, 1994, by and between Winning Ways, Inc. and Softwear
              Athletics, Inc.                                                                              *

   10.15      License Agreement, dated October 27, 1998, by and between GFSI, Inc. and  Bonmax Co., Ltd.   ***

   10.16      License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports Ltd  ***

   10.17      CEBA Loan  Agreement,  dated April 28, 1998, by and among the Iowa
              Department of Economic Development,  the City of Bedford and GFSI,Inc.                       *

   12         Statement re: Computation of Ratios                                                         40

   25         Statement of Eligibility of Trustee                                                          *

   27         Financial Data Schedule                                                                      41


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

   *** Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1999
              (Commission File No. 333-24189)

   (b)        Reports on Form 8-K

None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.

                                       GFSI, INC.

                                       By: /s/   ROBERT M. WOLFF
                                           ------------------------------------
                                            Robert M. Wolff
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 28, 2000.

             Signatures                                                    Title
             ----------                                                   ------

      /s/ ROBERT G. SHAW                    Senior Vice President, Finance and a Director
----------------------------------------   (Principle Financial and Accounting Officer)
           ROBERT G. SHAW


     /s/ LARRY D. GRAVEEL                   President, Chief Operating Officer and a Director
----------------------------------------
         LARRY D. GRAVEEL


    /s/ MICHAEL H. GARY                     Senior Vice  President and a Director
----------------------------------------
         MICHAEL H. GARY


  /s/ RICHARD CAPUTO, JR.                   Director
---------------------------------------
      RICHARD CAPUTO, JR.


   /s/ JOHN W. JORDAN II                    Director
----------------------------------------
       JOHN W. JORDAN II


  /s/ DAVID W. ZALAZNICK                    Director
--------------------------------------
      DAVID W. ZALAZNICK
