Form 10-K
period 2001-06-29
GFSI INC
filed 2001-09-27
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 29, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-24189

                                   GFSI, INC.
               (Exact Name of Registrant as Specified in Charter)

         DELAWARE                                               74-2810748
------------------------------                            ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 2001 was $0.

On September 1, 2001, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I


                                                                                                          Page
                                                                                                          -----

Item 1 - Business................................................................................            3

Item 2 - Properties..............................................................................            8

Item 3 - Legal Proceedings.......................................................................            8

Item 4 - Submission of Matters to a Vote of Security Holders.....................................            8



                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters...............            8

Item 6 - Selected Financial Data.................................................................            8

Item 7 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................           10

Item 7A - Quantitative and Qualitative Disclosures About Market Risks............................           13

Item 8 - Consolidated Financial Statements.......................................................           14

Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure....................................................................           30



                                    PART III

Item 10 - Directors and Executive Officers.......................................................           30

Item 11 - Executive Compensation.................................................................           32

Item 12 - Security Ownership of Certain Beneficial Owners and Management.........................           33

Item 13 - Certain Relationships and Related Transactions.........................................           34



                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................           35

          Signatures.............................................................................           39


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

     The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, national associations, colleges and professional sports leagues and teams. The Company custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, pants, headwear and sports luggage. The Company markets its product to over 15,000 active customer accounts through its well-established and diversified distribution channels.

     On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a concessionaire outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products with the National Collegiate Athletic Association ("NCAA"), Big 10 Conference, Big 12 Conference, the Atlantic Coast Conference and PGA tour events.

     On June 25, 2001, the Company acquired 100% of the stock of Champion Products, Inc., ("Champion") for approximately $9.5 million. In conjunction with the acquisition of Champion, the Company entered into a 15 year licensing agreement (the "Licensing Agreement") with the seller which permits the Company to sell decorated Champion apparel in the college bookstore, military and resort markets. Under the Licensing Agreement, the Company will pay a royalty to the seller based upon net sales beginning in fiscal 2004.

     On June 29, 2001, the Company sold its Tandem Marketing business for approximately $2.7 million in cash, net of closing costs, and the buyer's assumption of approximately $1.2 million in liabilities. The Company recognized a $629,787 gain on the sale of Tandem Marketing.

     During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's fiscal year ended June 30. The twelve month periods ended June 27, 1997, July 2, 1999, June 30, 2000 and June 29, 2001 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.

SALES DIVISIONS AND SUBSIDIARIES

     The Company believes that it enjoys distinct competitive advantages in each of its sales divisions and its subsidiaries because of its ability to quickly deliver high quality, customized products and provide excellent customer service. The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities which management believes have set the standard in the sportswear and activewear industry for product quality and response time to orders and re-orders. This allows the Company's customers to carry less inventory, increase merchandise turnover and reduce the risk of obsolete merchandise.

        Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 6,100 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines and casinos.

        The Company distributes its Resort division products through its national sales force of approximately 70 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders, its product innovation, its quality and its high level of service.

      Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 5,000 active customer accounts.

         The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various areas within the corporate market. Products are sold by the Company's national sales force of approximately 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs and dealer incentive programs. Commencing in fiscal 2001, products are sold by the Company's employee sales force to advertising incentive distributors for program fulfillment for national companies.

        Licensed Apparel Division. The Licensed Apparel Division includes the college bookstore business, sales under professional sports team, league and event licensing agreements and sales to the military. The Company has over 2,700 active college bookstore accounts, including nearly every major college and university in the United States. The largest college bookstore accounts include the major college bookstore lease operations as well as high volume, university managed bookstores.

        The Company's professional sports team, league and event licensors include, among others, the NBA, the NHL, NASCAR and Major League Baseball. The Company targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The Company has over 800 active professional sports related customer accounts.

        Event 1 Subsidiary. The Event 1 subsidiary was established in fiscal 1998 to provide concessionaire services that create additional outlets for the Company's products. Since its inception, Event 1 has become the leading event merchandiser in the collegiate championship industry. The subsidiary has renewed and extended its agreements with the NCAA, Big 10 Conference, Big 12 Conference, the Atlantic Coast Conference, and various other institutions and entities.

PRODUCTS

     The Company's extensive product offerings include: (i) fleecewear; (ii) outerwear; (iii) polo shirts, woven shirts and sweaters; (iv) T-shirts and bottoms; (v) women's and (vi) other apparel items and accessories. These products are sold by each of the Company's three divisions and are currently offered in over 400 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks. The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets.

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 18% of net sales for fiscal 2001. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, henleys and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Outerwear. The Company's outerwear products represented approximately 19% of net sales for fiscal 2001. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Product offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 20% of net sales for fiscal 2001. The Company's products in this category are designed to be suitable for both leisure and work-related activities with a full range of materials and styles.

     T-Shirts and Bottoms. The Company's T-shirt and bottoms products represented approximately 13% of net sales for fiscal 2001. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts, shorts and pants in a variety of styles, fabrics and colors.

     Women's. The Company's women's products represented approximately 8% of net sales for fiscal 2001. Recognizing the market demand for specific women-sized apparel, the Company has designed a more complete women's collection.

     Other. The Company also sells headwear, sports luggage, and a number of other miscellaneous apparel items. Event 1 also sells non-apparel items at events including basketballs, pennants and related items. Sales of "Other" items represented approximately 22% of net sales for fiscal 2001.

DESIGN, MANUFACTURING AND MATERIALS SOURCING

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas and Bedford, Iowa.

     The Company's design group consists of more than 75 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-
decorated apparel ("blanks"). Most of the screen printing and the embroidery operations are performed by the Company in its Lenexa, Kansas and Bedford, Iowa facilities. In addition, the Company outsources screen print and embroidery work to independent contractors when necessary.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Guatemala, Honduras, Israel, Philippines, Peru, Thailand and Mexico. No foreign country has a manufacturing concentration above 28%. The Company has long-standing contractual relationships with its independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.

COMPETITION

     The Company's primary competitors vary within each of its three divisions. In the resort division, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the college bookstore apparel market, the Gear brand and its closest two competitors have traditionally held greater than 50% of the market.

     The following table sets forth the Company's primary competitors in each of its markets:

      Market                        Primary Competitors
----------------     -----------------------------------------------------------
Resort               Cutter & Buck and local and regional competitors
Corporate            Cutter & Buck, Ashworth, Land's End
Licensed Apparel     Jansport (VF Corp.), Cotton Exchange, Russell Athletic,
                       M.V. Sports

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

EMPLOYEES

     The Company employs approximately 728 people at its two facilities in Lenexa, Kansas, of which approximately 108 are members of management, 297 are involved in either product design, customer service, sales support or administration and 323 are involved in manufacturing. The Company employs approximately 77 people in its Bedford, Iowa facility all of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

TRADEMARKS

     The Company markets its products primarily under the GEAR For Sports(R) brand name. In addition, the Company markets its products under, among others, the Pro GEAR(R), Big Cotton(R), Winning Ways(R) and Champion(R) trademarks.
 Generally, the Company's trademarks will remain in effect as long as the trademark is used by the Company and the required renewals are obtained.

     The Company licenses its GEAR For Sports(R) trademark to Richmont Apparel Group L.P. ("Richmont", formerly Softwear Athletics, Inc.) to produce and distribute GEAR For Sports(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Richmont License Agreement"). Pursuant to the Richmont License Agreement, Richmont has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Richmont License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Richmont, at its option, through calendar 2001. Richmont did not renew the licensing agreement for calendar 2002. For three years after the termination of the Richmont License Agreement, Richmont will be prohibited from selling products covered by the Richmont License Agreement or other similar products to any Richmont customer who was not a Richmont customer prior to the commencement of the Richmont License Agreement.

     In fiscal 1999, the Company entered into licensing agreements with Bonmax Co., Ltd. (the "Bonmax License Agreement") and with GEAR For Sports, Ltd. (the "GEAR Ltd. License Agreement") to produce and distribute GEAR For Sports(R)sportswear in Japan and the European Union, respectively. Pursuant to both of these agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. have obtained exclusive, non-transferable and non-assignable licenses to manufacture, advertise and promote adult apparel, headwear and bags in Japan and the European Union, respectively. For three years after the termination of the licensing agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. are prohibited from selling products covered by the agreement or other similar products to any customer who was not a customer prior to the commencement of the licensing agreements. The Bonmax License Agreement had an initial term of one year, but was extended by Bonmax Co., Ltd. at its option, for two successive one year terms. In consideration for the license grant, Bonmax Co., Ltd. pays the Company an annual royalty. The Company expects to renew the Bonmax License Agreement, which is scheduled to expire March 31, 2002. The Gear Ltd. License Agreement has an initial term of two years, but can be extended by Gear For Sports, Ltd. for one additional four year term.

In connection with its acquisition of Champion, the Company entered into a license agreement with Sara Lee Corporation (the "Champion License Agreement"). Pursuant to the Champion License Agreement, the Company is granted the exclusive right to use the Champion(R) name and C(R) logo and related trademarks on certain products sold in the collegiate, military and specialty markets in the United States. The Champion License Agreement is scheduled to expire on June 30, 2016. In consideration for the license grant, the Company pays Sara Lee a quarterly royalty based on a percentage of net sales of products bearing the licensed marks beginning in year three of the Champion License Agreement.

LICENSES

     The Company markets its products, in part, under licensing agreements, primarily in its Licensed Apparel division. In fiscal 2001, net sales under the Company's 451 active licensing agreements totaled $32.3 million, or approximately 54% of the division net sales and 17% of the Company's net sales. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, Harvard University, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MLB, the NBA, NASCAR and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

ITEM 2 - PROPERTIES

The Company owns each of its three properties: its 250,000 square foot headquarters and manufacturing facility in Lenexa, Kansas, its 100,000 square foot distribution facility located approximately two miles from its headquarters and its 23,000 square foot embroidery facility located in Bedford, Iowa. Approximately 200,000 square feet of the headquarters/manufacturing facility, the distribution facility in Lenexa, and the embroidery facility in Bedford are devoted to the design and manufacture of the Company's products and to customer service.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2001.




                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At June 29, 2001, all common stock of the Company was held by Holdings.

     The Company has not declared or paid any cash dividends on its common stock since the Company's formation in February 1997. The Company's financing agreements contain restrictions on the Company's ability to declare or pay dividends on its common stock. The distributions to Holdings during fiscal 1999, 2000 and 2001 were made pursuant to the tax sharing agreement between the Company and Holdings.


ITEM 6 - SELECTED FINANCIAL DATA

     The following table presents selected: (i) historical operating and other data of the Company for fiscal years ended June 27, 1997, July 3, 1998, July 2, 1999, June 30, 2000 and June 29, 2001; and (ii) historical balance sheet data of the Company as of June 27, 1997, July 3, 1998, July 2, 1999, June 30, 2000 and June 29, 2001. The historical financial statements for the Company for fiscal 1997, 1998, 1999 and 2000 have been audited by Deloitte & Touche LLP. The historical financial statements for the Company for fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended June 27, 1997, July 3, 1998, July 2, 1999 and June 30, 2000 to conform to the June 29, 2001 presentation.



                                                                          Fiscal Years Ended
                                                      -------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)

                                                        June 27,     July 3,      July 2,     June 30,    June 29,
                                                          1997        1998         1999         2000        2001
                                                        --------     -------     ---------    --------    --------

Statements of Income Data:
   Net sales.....................................       $188,302  $  215,426    $ 208,919    $ 206,686    $ 186,242
   Gross profit..................................         75,977      86,600       84,130       80,512       71,664
   Operating expenses (1)........................         40,038      48,932       53,289       49,279       50,936
                                                      ----------  ----------     --------    ---------   ---------
   Operating income..............................        35,939      37,668       30,841       31,233       20,728
   Other income (expense)........................        (8,006)    (19,284)     (18,345)    ( 17,450)     (16,247)
                                                      ----------  ----------     --------    ---------    ---------
   Income before income taxes and extraordinary
     item........................................        27,933      18,384       12,496       13,783        4,481
   Provision for income tax......................        (1,837)     (7,248)      (4,683)      (5,177)      (1,630)
   Extraordinary item, net of tax benefit (2)....        (1,484)       --           --            --           --
                                                      ----------  ----------     --------    ---------   ---------
     Net Income..................................     $  24,612    $ 11,136     $  7,813     $  8,606    $   2,851
                                                      ==========   =========    =========    =========   =========
Supplemental Information (3):
   Income before income taxes and extraordinary
     item........................................        27,933
   Proforma income tax provision.................       (11,453)
                                                      ----------
   Proforma income before extraordinary item.....     $  16,480
                                                      =========
Balance Sheet Data (as of period end):
   Cash and cash equivalents.....................     $    1,116   $   1,346     $ 10,264    $   1,446    $   5,309
   Total assets..................................         95,792     106,035      104,917       99,179       93,567
   Long-term debt, including current portion.....        193,000     191,528      180,878      167,309      152,341
   Total stockholders' equity (deficiency).......       (121,411)   (109,627)     (99,014)     (86,809)     (83,137)
Other Data:
   Cash flows from operating activities..........      $  26,545   $   3,703      $18,222     $  3,555     $ 21,547
   Cash flows from investing activities..........          3,643      (2,648)      (2,041)      (1,937)      (8,412)
   Cash flows from financing activities..........        (29,212)       (825)      (7,263)     (10,436)      (9,272)
   EBITDA  (4)...................................         39,114      40,607       33,924       34,468       23,774
   Depreciation..................................          3,175       2,938        3,083        3,235        3,046
   Capital expenditures..........................          2,615       2,972        2,291        1,998        1,788
   EBITDA  margin (5)............................           20.8%       18.8%        16.2%        16.7%        12.8%



(1) Operating expenses for fiscal 2001 include $836 of restructuring charges, $1,110 of pre-acquisition integration costs related to the acquisition of Champion and a $630 gain on the sale of Tandem.

(2) The statement of income data presented for the year ended June 27, 1997 includes an extraordinary loss related to the early extinguishment of debt in the amount of $2,474 ($1,484 on an after-tax basis).

(3) In fiscal 1997, the Company was an S-Corporation and therefore was not subject to federal and certain state income taxes. The supplemental statement of income data presented for fiscal 1997 includes an unaudited adjustment for income taxes which represents the approximate income tax expense that would have been recorded if the Company had been a C-Corporation, assuming a combined federal and state income tax rate of 41%.

(4) EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

(5)  EBITDA margin represents EBITDA as a percentage of net sales.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations and other sections of this annual report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products and developments affecting the Company's products. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1999, 2000 and 2001:


                                                Fiscal Year Ended
                                       -----------------------------------
                                        July 2,       June 30,     June 29,
                                        1999            2000         2001
                                       ------        ---------    -------
Net sales.......................        100.0%         100.0%       100.0%
Gross profit....................         40.3           39.0         38.5
EBITDA..........................         16.2           16.7         12.8
Operating income................         14.8           15.1         11.1

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

FISCAL YEAR ENDED JUNE 29, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Net Sales. Net sales declined 9.9% in fiscal 2001 to $186.2 million from $206.7 million in fiscal 2000. The decrease was principally attributable to decreases in the Company's licensed apparel and corporate divisions. The decrease in net sales at the Company's licensed apparel division was due to college bookstore customers' reducing individual location inventories. Corporate sales declined in fiscal 2001 due to a curtailment of purchasing, marketing and employee relations incentive items by many corporations.

     Gross Profit. Gross profit for fiscal 2001 decreased 11.0% to $71.7 million from $80.5 million in fiscal 2000, due primarily to the decline in sales noted above. Gross profit as a percentage of net sales declined slightly in fiscal 2001 to 38.5% from 39.0% in fiscal 2000.

     Operating Expenses. Operating expenses increased $1.7 million or 3.4%, to $50.9 million in fiscal 2001 from $49.3 million in fiscal 2000. Operating expenses as a percentage of net sales increased in fiscal 2001 to 27.3% from 23.8% in fiscal 2000. The increases in operating expenses were primarily attributable to the following non-recurring activities in fiscal 2001: $1.1 million of integration costs associated with the acquisition of Champion and $0.8 million in costs associated with severance and employee termination benefits related to the execution of a restructuring plan; which were partially offset by $0.6 million in gain related to the sale of Tandem. In addition, the Company incurred costs associated with the change in its corporate division's sales strategy to supplement independent sales representatives selling directly to corporations by focusing employee representatives on selling through advertising incentive distributors, who, in turn, fulfill corporate incentive programs.

     EBITDA. EBITDA for fiscal 2001 decreased $10.7 million to $23.8 million from $34.5 million in fiscal 2000. EBITDA as a percentage of net sales decreased to 12.8% in fiscal 2001 from 16.7% in fiscal 2000. The decrease in EBITDA was the result of the decline in sales and the increase in operating expenses.

     Operating Income. Operating income for fiscal 2001 decreased $10.5 million to $20.7 million in fiscal 2001 from $31.2 million in fiscal 2000. Operating income as a percentage of net sales decreased to 11.1% in fiscal 2001 from 15.1% in fiscal 2000. The decrease in operating income was the result of the decline in sales and the increase in operating expenses.

     Other Income (Expense). Other expense in fiscal 2001 decreased $1.2 million to $16.2 million from $17.5 million in fiscal 2000 due to declining balances on the Company's long-term debt outstanding and declining interest rates.

     Net Income. Net income decreased $5.8 million to $2.9 million in fiscal 2001 from $8.6 million in fiscal 2000. The decrease in net income was the result of the decline in sales and the increase in operating expenses.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JULY 2, 1999

     Net Sales. Net sales declined 1.1% in fiscal 2000 to $206.7 million from $208.9 million in fiscal 1999. The decrease is primarily attributable to a decrease in the Company's corporate division net sales. The decline in corporate division sales is attributable to service and fulfillment difficulties related to the installation of the Company's Enterprise Resource Planning System. Additionally, the corporate division has experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during fiscal 2000.

     Gross Profit. Gross profit for fiscal 2000 decreased 4.3% to $80.5 million from $84.1 million in fiscal 1999, due to the decline in net sales noted above and increases in production costs as a percentage of net sales due to product mix changes from higher priced seasonal outerwear to lower priced products. Gross profit as a percentage of net sales declined to 39.0% in fiscal 2000 from 40.3% in fiscal 1999.

     Operating Expenses. Operating expenses for fiscal 2000 decreased 7.5% to $49.3 million from $53.3 million in fiscal 1999 due primarily to costs incurred in fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of fiscal 1999 and management cost control efforts in fiscal 2000. Operating expenses as a percentage of net sales decreased to 23.8% in fiscal 2000 from 25.5% in fiscal 1999.

     EBITDA. EBITDA for fiscal 2000 increased 1.6% to $34.5 million from $33.9 million in fiscal 1999 as a result of lower operating expenses. EBITDA as a percentage of net sales increased to 16.7% in fiscal 2000 from 16.2% in fiscal 1999.

   Operating Income. Operating income for fiscal 2000 increased 1.3% to $31.2 million from $30.8 million in fiscal 1999 as a result of lower operating expenses. Operating income as a percentage of net sales increased to 15.1% in fiscal 2000 from 14.8% in fiscal 1999.

     Other Income (Expense). Other expense decreased 4.9% to $17.4 million in fiscal 2000 from $18.3 million in fiscal 1999 due to decreases in interest expense due to declining balances on the Company's long-term debt.

     Net Income. Net income for fiscal 2000 was $8.6 million compared to $7.8 million in fiscal 1999. The increase was the result of lower operating and interest expenses.I


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 2001, 2000 and 1999 was $21.5 million, $3.6 million and $18.2 million, respectively. Reductions in inventory and accounts receivable and increases in payables contributed to the increase in cash provided by operating activities in fiscal 2001 compared to fiscal 2000. Increases in inventory and accounts receivable contributed to the decline in cash provided by operating activities in fiscal 2000 compared to fiscal 1999.

     Cash used in investing activities for fiscal 2001, 2000 and 1999 was $8.4 million, $1.9 million and $2.0 million, respectively. The cash used in investing activities in fiscal 2001 was related to the purchase of Champion and capital expenditures, partially offset by $2.7 million in proceeds from the sale of Tandem. In fiscal 2000 and fiscal 1999 cash used in investing activities represented capital expenditures.

     Cash used in financing activities for fiscal 2001, 2000 and 1999 and was $9.3 million , $10.4 million and $7.3 million, respectively. The cash used in financing activities in fiscal 2001 and fiscal 2000 was primarily related to long- term debt payments, of which $8.5 million and $7.8 million were debt prepayments in fiscal 2001 and fiscal 2000, respectively. The cash used in financing activities in 1999 was primarily related to long-term debt repayments and net payments under the revolving credit agreement.

     The Company believes that cash flows from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in fiscal 2003 and the Senior Subordinated Notes in fiscal 2007, although no assurance can be given in this regard.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrete interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $412,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

NEW ACCOUNTING STANDARDS

     In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released its consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement: (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The Company implemented this EITF during the fourth quarter of fiscal 2001, and, as a result, increased net sales by $5,018,938, $3,705,191 and $3,823,694 for fiscal years ended July 2, 1999,
June 30, 2000 and June 29, 2001, respectively, to reclassify amounts billed to customers for shipping and handling to net sales that were previously reported as reductions to operating expenses.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. SFAS Nos. 141 and 142 will not have an impact on the Company's historical consolidated financial statements.

     The FASB's Emerging Issues Task Force released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" which is effective January 1, 2002. The Company is currently evaluating the impact that adopting the EITF will have on its presentation of results of operations.

     In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. EITF No. 00-25 is effective beginning January 1, 2002. The Company is currently evaluating the impact that adopting the EITF will have on its presentation of results of operations.

SEASONALITY AND INFLATION

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2001, net sales of the Company during the first half and second half of the fiscal year were approximately 56% and 44%, respectively. The seasonality of sales is primarily due to higher college bookstore sales volume during the first two fiscal quarters. With the acquisition of the Champion college bookstore business, the Company expects the seasonal fluctuation to increase in fiscal 2002. Sales at the Company's Resort and Corporate divisions typically show no significant seasonal variations.

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

ITEM 8 -  CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 -----

Report of Independent Accountants......................................................            15

Independent Auditor's Reports...........................................................           16

Consolidated Balance Sheets - June 30, 2000 and June 29, 2001...........................           17

Consolidated Statements of Income - Years Ended  July 2, 1999, June 30, 2000,
        and June 29, 2001...............................................................           18

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -
        Years Ended  July 2, 1999, June 30, 2000, and June 29, 2001.....................           18

Consolidated Statements of Cash Flows - Years Ended July 2, 1999, June 30, 2000,
        and June 29, 2001...............................................................           20

Notes to Consolidated Financial Statements..............................................           21

                        Report of Independent Accountants


To the Board of Directors
GFSI, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of GFSI, Inc. and its subsidiaries at June 29, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




/s/  PricewaterhouseCoopers LLP
     Kansas City, Missouri
     September 12, 2001

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
GFSI, Inc. and subsidiary
Lenexa, Kansas

     We have audited the accompanying consolidated balance sheet of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiary (the
"Company") as of June 30, 2000, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 8, 2000

                           GFSI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,        June 29,
                                 ASSETS                                            2000            2001
                                                                            ---------------- ---------------

Current assets:
     Cash and cash equivalents..........................................    $      1,446,205 $     5,308,854
     Accounts receivable, net of allowance for doubtful accounts of
        $848,225 and $696,988 at June 30, 2000 and June 29, 2001........          29,801,096      22,694,322
     Inventories, net...................................................          40,139,639      37,735,617
     Deferred income taxes..............................................           1,121,741         910,828
     Prepaid expenses and other current assets..........................           1,117,391       1,143,310
                                                                            -----------------   --------------
          Total current assets..........................................          73,626,072      67,792,931

Property, plant and equipment, net......................................          19,355,825      18,574,473

Other assets:
     Deferred financing costs, net of accumulated amortization of
        $3,851,934 and $5,040,750 at June 30, 2000 and June 29, 2001....           6,192,400       5,193,506
     Other..............................................................               5,001       2,006,082
                                                                              ---------------  -------------
                                                                                   6,197,401       7,199,588
               Total assets.............................................      $   99,179,298   $  93,566,992


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable...................................................      $    5,316,494   $  12,777,790
     Accrued interest expense...........................................           4,000,443       3,774,778
     Accrued expenses...................................................           7,668,152       5,895,123
     Income taxes payable...............................................              93,270         198,710
     Current portion of long-term debt..................................           6,953,012       6,699,631
          Total current liabilities.....................................          24,031,371      29,346,032

Deferred income taxes...................................................           1,048,894       1,189,369
Long-term debt, less current portion....................................         160,355,533     145,641,802
Other long-term obligations.............................................             552,268         526,804

Commitments and contingencies (Notes 2 and 5)...........................

Stockholders' equity (deficiency):
      Common Stock, $.01 par value, 10,000 shares authorized, one
      share issued at June 30, 2000 and June 29, 2001...................                  --              --
      Additional paid-in capital........................................          58,127,463      59,127,463
      Accumulated deficiency............................................       (144,936,231)    (142,264,478)
                                                                              --------------
        Total stockholders' equity (deficiency).........................        (86,808,768)     (83,137,015)
                                                                              --------------   --------------
             Total liabilities and stockholders' equity (deficiency)....      $  99, 179,298   $  93,566,992
                                                                              ==============   ==============



                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Years Ended
                                                                    ---------------------------------------------------
                                                                       July 2,           June 30,           June 29,
                                                                        1999                2000              2001
                                                                       -------           --------            -------

Net sales....................................................       $ 208,919,043    $  206,686,000      $ 186,242,327
Cost of sales................................................         124,789,335       126,173,741        114,578,443
          Gross profit.......................................          84,129,708        80,512,259         71,663,884

Operating expenses:
     Selling ................................................          23,297,855        24,479,665         23,225,097
     General and administrative..............................          29,990,683        24,799,427         26,394,077
     Restructuring costs.....................................                  --                --            836,291
     Acquisition of business.................................                  --                --          1,110,331
     Gain on disposition of business.........................                  --                --           (629,787)
                                                                     -------------    --------------      -------------
                                                                       53,288,538        49,279,092         50,936,009
                                                                     -------------    --------------      -------------
          Operating income...................................          30,841,170        31,233,167         20,727,875

Other income (expense):
     Interest expense........................................         (18,589,826)      (17,661,033)       (16,660,774)
     Other   ................................................             244,874           211,279            414,320
                                                                     -------------    --------------      -------------
                                                                      (18,344,952)      (17,449,754)       (16,246,454)
                                                                     -------------    --------------      -------------

Income before income taxes ..................................          12,496,218        13,783,413          4,481,421
Income tax expense...........................................          (4,683,426)       (5,177,684)        (1,630,880)
                                                                     -------------    --------------      -------------
Net income   ................................................        $  7,812,792     $   8,605,729       $  2,850,541
                                                                     =============    ==============      ==============

                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

            YEARS ENDED JULY 2, 1999, JUNE 30, 2000 AND JUNE 29, 2001




                                                                             Retained
                                            Common Stock    Additional       Earnings              Total
                                        -----------------   Paid-In        (Accumulated         Stockholders'
                                        Share     Amounts   Capital         Deficiency)      Equity (Deficiency)
                                        -----     -------   ----------     -------------     -------------------

Balance,  July 3, 1998.........             1     $         $ 51,727,463   $(161,354,752)      $(109,627,289)
    Net income.................                                                7,812,792           7,812,792
    Capital contributions from GFSI
    Holdings, Inc..............                                2,800,000                           2,800,000
                                        -----     ------    ------------   --------------      -------------

Balance, July 2, 1999..........             1         --      54,527,463    (153,541,960)        (99,014,497)
    Net income.................                                                8,605,729           8,605,729
    Capital contributions from GFSI
    Holdings, Inc..............                                3,600,000                           3,600,000
                                        -----     ------    ------------   --------------      -------------


Balance, June 30, 2000.........             1         --      58,127,463    (144,936,231)        (86,808,768)
    Net income.................                                                2,850,541           2,850,541
    Capital contributions from GFSI
    Holdings, Inc..............                                1,000,000                           1,000,000
    Distributions to GFSI
    Holdings, Inc..............                                                 (178,788)           (178,788)
                                        ------   -------    ------------   --------------       -------------

Balance, June 29, 2001.........              1   $    --    $ 59,127,463   $(142,264,478)       $(83,137,015)
                                        ======   =======    ============   ==============       =============


                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended
                                                            ------------------------------------------------

                                                                  July 2,        June 30,       June 29,
                                                                  1999             2000          2001
                                                            ---------------  --------------  ------------

Cash flows from operating activities:
  Net income...........................................      $   7,812,792   $   8,605,729    $   2,850,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................          3,083,490       3,235,324        3,045,912
    Amortization of deferred financing costs...........          1,155,580       1,155,580        1,188,816
    (Gain) on disposition of business..................               --              --           (629,787)
    (Gain) loss on sale or disposal of property, plant
      and equipment....................................            (44,282)         56,545          (99,015)
    Deferred income taxes..............................           (161,691)        534,079          156,388
  Changes in operating assets and liabilities:
    Accounts receivable, net...........................           (607,052)     (1,420,388)       5,109,405
    Inventories, net...................................          7,974,699      (3,816,043)       8,498,301
    Prepaid expenses, other current assets and
      other assets.....................................            624,582        (555,784)        (113,918)
    Accounts payable, accrued expenses and other
      long-term obligations............................           (973,056)     (3,920,226)       1,434,463
      Income taxes payable............................            (642,896)       (319,921)         105,440
                                                             --------------  --------------   ---------------
        Net cash provided by operating activities......         18,222,166       3,554,895       21,546,546
Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment.            249,398          61,489          202,919
  Purchases of property, plant and equipment...........         (2,290,711)     (1,998,240)      (1,787,532)
  Proceeds from disposition of business................                --              --         2,672,458
  Acquisition of business..............................                --              --        (9,500,000)
        Net cash used in investing activities..........         (2,041,313)     (1,936,751)      (8,412,155)
Cash flows from financing activities:
  Net changes to revolving credit agreement borrowing..         (5,600,000)            --              --
  Payments on long-term debt...........................         (5,049,839)    (14,035,648)     (15,061,032)
  Distributions to GFSI Holdings, Inc..................                --              --          (178,788)
  Capital contributions from GFSI Holdings, Inc........          2,800,000       3,600,000        1,000,000
  Cash paid for financing costs........................                --              --          (189,922)
  Seller financing for acquisition of business.........                --              --         5,158,000
  Proceeds from training grants........................            586,524             --               --
        Net cash used in financing activities..........         (7,263,315)    (10,435,648)      (9,271,742)
        Net increase (decrease) in cash and
          cash equivalents.............................          8,917,538      (8,817,504)       3,862,649
Cash and cash equivalents,
  Beginning of period..................................          1,346,171      10,263,709        1,446,205
  End of period........................................       $ 10,263,709   $   1,446,205     $  5,308,854
                                                              =============  ==============    =============
Supplemental cash flow information:
          Interest paid................................       $ 17,295,085   $  16,329,449     $ 15,697,623
                                                              =============  ==============    =============
          Income taxes paid............................       $  2,804,209   $   1,530,298     $    359,451
                                                              =============  ==============    =============
Non-cash investing and financing activities:
    Equipment purchased under capital lease............                      $     468,338     $     93,920
                                                                             ==============    ============


                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JULY 2, 1999, JUNE 30, 2000 AND JUNE 29, 2001



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business-- The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, national associations, colleges and professional sports organizations. The Company's customer base is spread throughout the United States.

     Ownership--The Company is a wholly-owned subsidiary of GFSI Holdings, Inc.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Event 1, Inc. and CC Products, Inc. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year--The Company utilizes a 52/53 week fiscal year which ends on the Friday nearest June 30. The twelve month periods ended July 2, 1999, June 30, 2000 and June 29, 2001, each contain 52 weeks.

     Revenue Recognition--The Company recognizes revenue upon shipment of its products to its customers.

     Cash  and  Cash  Equivalents--The   Company  considers  all  highly  liquid
investments with an original maturity of three months or less to be cash equivalents.

     Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist primarily of non-decorated apparel ("blanks"). Included in inventories are markdown allowances of $1,254,565 and $1,125,000 at June 30, 2000 and June 29, 2001
respectively.

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

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

         Buildings and improvements..........................     40 years
         Furniture and fixtures..............................   3-10 years

     Long-Lived Assets-- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstance indicate that the carrying amount of its assets might not be recoverable. The Company has concluded no financial statement adjustment is required.

     Deferred Financing Costs--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Advertising Costs-- All costs related to advertising GFSI's products are expensed in the period incurred. Advertising expenses totaled $1,658,814, $1,676,842 and $1,811,190 for the years ended July 2, 1999, June 30, 2000 and
June 29, 2001, respectively.

     Income Taxes-- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

     The Company is a party to a tax-sharing agreement with GFSI Holdings, Inc. ("Holdings"). As such, the taxable income of the Company is included in the consolidated federal and certain state income tax returns of Holdings. The Company's income tax provision has been calculated as if the Company would have filed separate federal and state income tax returns.

     Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Segment Information-- No single customer represents ten percent or more of consolidated net sales. In addition, substantially all of the Company's net sales are derived from sources within the United States of America and all of its assets are located within the United States of America.

     New Accounting Standards --In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released its consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement: (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The Company implemented this EITF during the fourth quarter of fiscal 2001, and, as a result, increased net sales by $5,018,938, $3,705,191 and $3,823,694 for fiscal years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively, to reclassify amounts billed to customers for shipping and handling to net sales that were previously reported as reductions to operating expenses.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. SFAS Nos. 141 and 142 will not have an impact on the Company's historical consolidated financial statements.

     The FASB's Emerging Issues Task Force released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time- Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" which is effective January 1, 2002. The Company is currently evaluating the impact that adopting the EITF will have on its presentation of results of operations.

     In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. EITF No. 00-25 is effective beginning January 1, 2002. The Company is currently evaluating the impact that adopting the EITF will have on its presentation of results of operations.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Reclassifications-- Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.


2.   RESTRUCTURING, ACQUISITION AND DISPOSITION

     During fiscal 2001, the Company recorded $836,291 in severance and employee termination benefits related to the execution of a restructuring plan that eliminated approximately 50 positions.

     On April 20, 2001, the Company signed a Stock Purchase Agreement to purchase 100% of the issued and outstanding stock of Champion Products, Inc. ("CPI" or "Champion") through a wholly-owned subsidiary, CC Products, Inc., and on June 25, 2001 the transaction closed. The Company paid approximately $9.5 million for the common stock of CPI and a non-competition agreement which was payable in four installments through October 1, 2001. The Company incurred $1,110,331 of preparatory integration costs in fiscal 2001 associated with the acquisition of Champion. In addition, the Company entered into a 15 year License Agreement (the "License Agreement") with Sara Lee Corporation (the former parent company of CPI) for the exclusive use of the Champion logo and related trademarks on certain products sold beginning July 1, 2001. Under the License Agreement, the Company will pay a royalty to Sara Lee Corporation based upon net sales beginning in fiscal 2004. The royalty rate ranges from 3% to 6% of net sales from years 3 to 15 of the License Agreement. The License Agreement provides for guaranteed minimum royalties of $1 million per year in years 3 and 4 of the License Agreement. CC Products, Inc. was designated a restricted subsidiary under the Credit Agreement and the Senior Subordinated Notes and executed guarantees for those debt instruments in June 2001.

     The Company used the purchase method of accounting to record this transaction as follows:


          Inventory                                  $ 7,250,000
          Other long-term asset acquired                 500,000
          Non-competition agreement                    2,000,000
          Deferred tax liability                        (195,000)
                                                     ------------
                                                     $ 9,555,000

     Amounts paid and payable as of June 20, 2001 related to the acquisition of Champion were as follows:

          Amount financed by seller                  $ 5,158,000
          Other current obligations                      147,000
          Amount paid to seller at closing             4,250,000
                                                     -----------
                                                     $ 9,555,000
                                                     ===========

     Unaudited pro-forma consolidated results of operations for the years ended June 30, 2000 and June 29, 2001, as if the Company had acquired Champion as of the beginning of each year, follow. The pro-forma results include estimates and assumptions which management believes are reasonable and exclude the $1,110,331 of non-recurring preparatory and integration costs incurred in fiscal 2001 related to the acquisition. However, pro-forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred as of the beginning of the periods indicated, or which may result in the future.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                               Pro-forma Supplemental Data
                                                       (Unaudited)

                                                       Years Ended
                                                      ------------
                                            June 30, 2000        June 29, 2001
                                            -------------        -------------

Net Sales.............................      $249,589,000          $226,959,327
Operating Income......................        32,333,167            24,424,206
Net Income............................         9,123,649             5,058,308


     On June 29, 2001, the Company sold the assets related to its Tandem Marketing business for approximately $2.7 million in cash, net of closing costs, and the buyer's assumption of $1.2 million in Tandem related liabilities. The Company recognized a $629,787 gain on the sale of Tandem Marketing. Tandem Marketing had revenues of $11.6 million, $13.5 million and $11.7 million for the fiscal years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively. Tandem Marketing had operating income of $1.3 million, $1.9 million and $.5 million for the fiscal years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively


3.   PROPERTY, PLANT AND EQUIPMENT

                                                 June 30, 2000    June 29, 2001
                                                --------------   --------------

Land.........................................   $    2,455,373    $   2,455,373
Buildings and improvements...................       20,944,494       21,004,636
Furniture and fixtures.......................       17,320,084       18,285,124
                                                 -------------     ------------
                                                    40,719,951       41,745,133
Less: accumulated depreciation...............       21,382,426       23,202,103
                                                 -------------     ------------
                                                    19,337,525       18,543,030
Construction in progress.....................           18,300           31,443
                                                 -------------     -------------
                                                 $  19,355,825     $ 18,574,473
                                                 =============     ============



Assets under capital leases were as follows:
                                                   June 30, 2000   June 29, 2001
                                                   -------------   -------------

Furniture and fixtures.......................       $  468,338       $ 565,777
Less: accumulated amortization...............           30,579          93,505
                                                    ----------     -----------
Net assets under capital lease...............       $  437,759       $ 472,272
                                                    ==========       =========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the minimum lease payments that will be made in each of the years indicated based on capital and operating leases in effect as of June 29, 2001:


Fiscal Year:                                          Capital         Operating
                                                      -------         ---------

2002........................................        $ 165,975      $    726,516
2003........................................          105,069           659,918
2004........................................           97,765           501,203
2005........................................           95,525            89,779
2006........................................            9,846            37,755
                                                    ---------       ------------
Total minimum lease payments................          474,180       $ 2,015,171
                                                                    ===========
Amount representing interest................         ( 66,893)
                                                    ----------
Present value of minimum lease payments.....        $ 407,287
                                                    =========

Rental expense for all operating leases aggregated $725,314, $659,338 and $598,349 in fiscal years 1999, 2000 and 2001, respectively.


4.   LONG-TERM DEBT AND CREDIT AGREEMENT

     Long-term debt consisted of:

                                                                                      June 30,          June 29,
                                                                                        2000              2001
                                                                                     ---------          --------

Senior Subordinated Notes, 9.625% interest rate, due 2007.......................   $ 125,000,000    $  125,000,000
Term Loan A, variable interest rate, 9.0625 % and 7.5% at
          June 30, 2000 and June 29, 2001, respectively, due 2002...............      20,984,884        11,053,395
Term Loan B, variable interest rate, 9.5625% and 8.0% at
          June 30, 2000 and June 29, 2001, respectively, due 2004 ..............      20,560,948        15,604,794
Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate..............         328,842           275,957
Capital lease obligations.......................................................         433,871           407,287
                                                                                   -------------     -------------
                                                                                     167,308,545       152,341,433
Less current portion............................................................       6,953,012         6,699,631
                                                                                   -------------     -------------
                                                                                   $ 160,355,533     $ 145,641,802
                                                                                   =============     =============


     On February 27, 1997, the Company entered into a Credit Agreement with a group of financial institutions to provide for three credit facilities: (i) a term loan of $40,000,000 ("Term Loan A"), (ii) a term loan of $25,000,000 ("Term Loan B" and collectively, with Term Loan A, the "Term Loans") and (iii) a $50,000,000 secured line of credit which matures in December of 2002. On December 1, 2000, the Company entered into Amendment No. 2 of the Credit Agreement. The Amendment reduced the secured line of credit to $40 million from $50 million, adjusted certain financial ratio covenants and increased the interest rate margins 1.5% on borrowings under the Credit Agreement.

     The Credit Agreement is secured by substantially all of the property, plant and equipment. Borrowings under the Credit Agreement are subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.02 to 1.0, an interest expense coverage ratio of greater than 1.65 to 1.0 and a maximum leverage ratio of less than 5.2 to 1.0, as defined in the agreement. The Company is limited with respect to paying dividends and distributions, the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. As of June 29, 2001, the Company was in compliance with the restrictions and covenants under the Credit Agreement.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There were no borrowings outstanding under the line of credit as of June 30, 2000 and June 29, 2001. Letters of credit against this line of credit at June 30, 2000 and June 29, 2001 for unshipped merchandise aggregated $11,329,452 and $7,865,752, respectively. Stand-by letters of credit issued against this line of credit at June 30, 2000 and June 29, 2001, aggregated $1,275,481 and $367,000, respectively.

     On February 27, 1997, the Company issued the 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $125,000,000. Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, each year. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:


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

     The Senior Subordinated Notes are senior unsecured obligations of the Company and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of the Company, including borrowings under the Credit Agreement. The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 29, 2001, the Company was in compliance with all such covenants.

     The Senior Subordinated Notes are publicly traded over the counter. At June 29, 2001, the quoted market price for the Senior Subordinated Notes was 77/100. At June 29, 2001, the Senior Subordinated Notes estimated fair value approximated $96,250,000.

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


     Aggregate maturities of the Company's long-term debt as of June 29, 2001 are as follows:


      Year
      2002..........................................  $    6,699,631
      2003..........................................       9,582,529
      2004..........................................      10,957,911
      2005..........................................          90,397
      2006..........................................          10,965
      Thereafter....................................     125,000,000
                                                        ------------
      Total                                             $152,341,433
                                                        ============

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Various state and local taxing authorities have examined, or are in the process of examining the Company's sales and use tax returns. The Company has reviewed the status and the results of such examinations, including the methods used by certain state taxing authorities in calculating the sales tax assessments and believes that it has accrued an amount adequate to cover the assessments.


6.   PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution (401k) plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. In addition, the Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $840,387 for the year ended July 2, 1999, $716,624 for the year ended June 30, 2000 and $616,756 for the year ended June 29, 2001.

7.   INCOME TAXES

     The provision for income taxes for the years ended July 2, 1999, June 30, 2000 and June 29, 2001 consisted of the following:


                                                                         July 2,        June 30,      June 29,
                                                                          1999            2000          2001
                                                                      -------------   -------------  ------------
Current income tax provision.................................         $   4,845,117   $  4,643,605   $ 1,474,495
Deferred income tax provision (benefit)......................             (161,691)        534,079       156,385
                                                                        -----------     ----------    ----------
Total income tax provision...................................         $  4,683,426    $  5,177,684   $ 1,630,880
                                                                      =============   ============   ===========


     The income tax provisions differed from amounts computed at the statutory federal income tax rate as follows:


                                                    July 2, 1999            June 30, 2000            June 29, 2001
                                                --------------------    ---------------------   ----------------------

                                                   Amount       %         Amount         %        Amount          %
                                                   ------     -----       ------       ----       ------        ----

Income tax provision at the statutory rate      $4,273,676     34.2%     $4,724,195     34.3%   $1,568,497      35.0%
Effect of state income taxes, net of
federal benefit.............................       493,351      4.0         467,750      3.4       149,004       3.3
Other.......................................       (83,601)     (.7)        (14,261)     (.1)      (86,621)     (1.9)
                                                ----------     -----     -----------    -----   -----------     -----
                                                $4,683,426     37.5%     $5,177,684     37.6%   $1,630,880      36.4%
                                                               =====     ==========     =====   ===========     =====

     The Company's operating results are included in Holding's consolidated income tax returns. The provision for current income taxes is based on the Company's taxable income calculated as if the Company filed a separate tax return.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 30, 2000 and June 29, 2001 along with the income tax effect of each, were as follows:


                                                                        June 30, 2000            June 29, 2001
                                                                       ---------------           -------------
                                                                     Deferred Income Tax      Deferred Income Tax
                                                                    ----------------------   ---------------------
                                                                       Assets     Liabilities    Assets     Liabilities
                                                                       ------     -----------    ------     -----------

Allowance for doubtful accounts..................................   $  384,709    $       --   $  271,825    $       --
Property, plant, and equipment...................................           --     1,033,093           --     1,031,191
Accrued expenses.................................................      712,051            --      779,277            --
Deferred financing costs.........................................           --            --           --       523,975
Other............................................................      112,460       103,280      369,697       144,174
                                                                    ----------     ---------   ----------    ----------
Total............................................................   $1,209,220    $1,136,373   $1,420,799    $1,699,340
                                                                    ==========    ==========   ==========    ==========



8.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Long-term debt-- Current quoted market values, if available, are used to determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

     Derivative Financial Instruments--Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.


     The following summarizes the estimated fair value of financial instruments, by type:

                                                          June 30, 2000              June 29, 2001
                                                    -------------------------   ---------------------------
                                                       Carrying      Fair         Carrying        Fair
                                                        Amount       Value         Amount         Value
                                                        ------       -----        --------        -----
Assets and liabilities:
Cash and cash equivalents.......................    $ 1,446,205  $  1,446,205    $ 5,308,854    $ 5,308,854
Accounts receivable.............................     29,801,096    29,801,096     22,694,322     22,694,322
Accounts payable................................      5,316,494     5,316,494     12,777,790     12,777,790
Long-term debt..................................    167,308,545   136,058,545    152,341,433    123,591,433
Interest rate swap..............................             --        42,621             --             --

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On June 30, 2000, the Company had an outstanding interest rate swap agreement with a $7 million notional amount and a $42,621 fair value. The swap agreement terminated November 18, 2000.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.


9.  RELATED PARTY TRANSACTIONS

     Holdings has an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. The Company incurred consulting fees totaling $500,000, $365,000 and $440,000 for the years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

     Holdings has a non-competition agreement with a shareholder and officer. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended July 2, 1999, June 30, 2000, and June 29, 2001, $250,000 of expense related to this agreement was included in general and administrative expenses in the accompanying financial statements.

     The Company and Holdings have entered into a tax sharing agreement (the "Tax Sharing Agreement") for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries will pay to Holdings on an annual basis an amount determined by reference to the separate tax liability of the Company as calculated pursuant to Section 1552(a)(1) of the Code and applicable regulations thereunder. For the years ended July 2, 1999, June 30, 2000 and June 29, 2001 payments under this agreement, net of capital contributions from Holdings of $2,800,000, $3,600,000 and $1,000,000, respectively, aggregated $2,804,209, $1,530,298 and $359,451, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The  Registrant  engaged  PricewaterhouseCoopers  LLP  as  its  new  independent accountants as of December 20, 2000. The Registrant's audit committee recommended the change of independent accountants and the Board of Directors approved the decision to change independent accountants. During the two most recent fiscal years prior to the change and through December 20, 2000, the Registrant had not consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of Holdings' directors and executive officers and the positions they hold as of the date of this annual report:


Name                                   Age        Position with Company
----                                   ---        ---------------------

Robert M. Wolff                         66        Chief Executive Officer and Chairman of the Board of Directors
Larry D. Graveel                        52        President, Chief Operating Officer and Director
J. Craig Peterson                       49        Senior Vice President, Chief Financial Officer and Director
Michael H. Gary                         48        Senior Vice President, Sales Administration and Director
A. Richard Caputo, Jr.                  35        Director
John W. Jordan II                       53        Director
David W. Zalaznick                      47        Director

      Set forth below is a brief description of the business experience of each director and executive officer of Holdings including each person's principal occupations and employment during the past five years, the name and principal business of any corporation or other organization in which such occupations and employment were carried on and whether such corporation or organization is a parent, subsidiary or other affiliate of the registrant.

      Robert M. Wolff has served as Chairman of the Company since its inception in 1974.

      Larry D. Graveel has served as President since September 2000. He has served as a director of the Company since February 1997 and as Chief Operating Officer of the Company since 1999. Prior to that, Mr. Graveel served as a Senior Vice President, Merchandising from 1993 to 1999 and as a merchandising manager of the Company since 1984.

      J. Craig Peterson has served as Senior Vice President and Chief Financial Officer of the Company since March 2001. Prior to that, Mr. Peterson served as Chief Financial Officer at eScout.com LLC (2000 - 2001), Chief Financial Officer at Gold Bancshares Corp. (1999 - 2000), and Chief Financial Officer at Unitog Company (1991 - 1998). Prior to those positions, Mr Peterson was a partner at KPMG LLP, a public accounting firm.

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

      Indemnification Agreements. Simultaneously with the consummation of the acquisition of Winning Ways, Inc., the Company and each of its directors entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Exchange Act, or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Company.

      Director Compensation. Each director of the Company receives $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

      The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's executive officers for services rendered to the Company during each of the three most recent fiscal years.


                                                    Fiscal
Position                                             Year              Salary          Bonus
--------                                            --------           ------          ------

Robert M. Wolff                                       2001           $ 209,005              --
     Chairman and Chief Executive Officer             2000             144,837              --
                                                      1999             170,000              --

Larry D. Graveel                                      2001             311,931              --
     President                                        2000             190,000          35,000
     Chief Operating Officer                          1999             180,000          96,923

Robert G. Shaw (1)                                    2001             205,083              --
     Former Senior Vice President and                 2000             170,000          35,000
     Chief Financial Officer                          1999             160,000          92,000

J. Craig Peterson (1)                                 2001              87,500              --
     Senior Vice President and
     Chief Financial Officer

Michael H. Gary                                       2001             288,654              --
     Senior Vice President                            2000             200,000          40,000
                                                      1999             180,000          96,923


(1) Robert G. Shaw resigned from his position as Chief Financial Officer of the Company on April 1, 2001 and J. Craig Peterson started working at the Company in March 2001.

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


                                                                           Amount of Beneficial
                                                                               Ownership (1)
                                                                        ---------------------------
                                                                         Number of      Percentage
                                                                          Shares           Owned
                                                                         ---------      ----------

Executive Officers and Directors:
Robert M. Wolff (2)(3).............................................          60.0           3.0%
Larry D. Graveel (2)(4)............................................         225.0          11.3
Michael H. Gary (2)(5).............................................         225.0          11.3
J. Craig Peterson (2)(6)...........................................          50.0           2.5
John W. Jordan II (7)(8)...........................................       78.3125           3.9
David W. Zalaznick (7).............................................       78.3125           3.9
A. Richard Caputo, Jr. (7).........................................          50.0           2.5
All directors and executive officers as a group (7 persons)........       766.625          38.3

Other Principal Stockholders:
JZ Equity Partners PLC (9).........................................         500.0          25.0
Leucadia Investors, Inc. (10)......................................         125.0           6.3
                                                                          -------          ----

-------------

(1)    Calculated  pursuant to Rule 13d-3(d)  under the Exchange Act. Under Rule
       13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of June
       29, 2001, there were 1,900 shares of common stock of Holdings issued and outstanding. As of September 1, 2001, there were 1,887.5 shares of common stock of Holdings issued and outstanding.

(2)    The address of each of Messrs. Wolff, Peterson, Graveel and Gary is c/o
       GFSI, Inc., 9700 Commerce Parkway, Lenexa, Kansas 66219.

(3) All shares are held by the Robert M. Wolff Trust, of which Mr. Wolff is a trustee.

(4) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.

(5) 205 shares are held by Michael H. Gary Revocable Trust, of which Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.

(6) 25 shares are held by a financial institution as trustee for Mr. Peterson and 25 shares are held by the J. Craig Peterson and Linda Z. Peterson
       Revocable Trust of which Mr. Peterson is Trustee.

(7) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.

(8) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.

(9)    The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick
       Capital Company, 767 Fifth Avenue, New York, NY 10153.

(10)   The principal address of Leucadia Investors, Inc. is 315 Park Avenue
        South, New York, NY 10010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Wolff Employment Agreement. In connection with the acquisition of Winning Ways, Inc. in 1997, the Company entered into an Employment Agreement with Robert
M. Wolff (the "Wolff Employment Agreement"). Pursuant to the Wolff Employment Agreement, Mr. Wolff will serve as Chairman of the Company for a ten-year period ending on the tenth anniversary of the Acquisition. In exchange for his services, the Company will compensate Mr. Wolff with a base salary of $140,000 per annum, subject to annual increases set forth in the Wolff Employment Agreement, to provide him with certain employee benefits comparable to that received by other Company senior executives, including the use of Company cars, and to reimburse him for expenses incurred in connection with the performance of his duties as Chairman. In the event that Mr. Wolff no longer provides services to the Company due to his dismissal for Cause (as defined in the Wolff Employment Agreement), he will no longer be entitled to any compensation from the Company as of the date of his dismissal, subject to certain rights of appeal.

       Wolff Noncompetition Agreement. In connection with the Acquisition of Winning Ways in 1997, Holdings entered into a Noncompetition Agreement with Robert M. Wolff (the "Wolff Noncompetition Agreement"). Pursuant to the Wolff Noncompetition Agreement, Mr. Wolff will not, directly or indirectly, (i) (a) engage in or have any active interest in any sportswear or activewear business comparable to that of the Company for (b) sell to, supply, provide goods or services to, purchase from or conduct business in any form with the Company or Holdings for a ten-year period ending on the tenth anniversary of the Acquisition, (ii) disclose at any time other than to the Company or Holdings any Confidential Information (as defined in the Wolff Noncompetition Agreement) and
(iii) engage in any business with the Company or Holdings through an affiliate for as long as Mr. Wolff or any member of his family is the beneficial owner of Holdings' capital stock. In exchange for his covenant not to compete, Holdings will pay Mr. Wolff $250,000 per annum for a period of ten years. In the event that the Wolff Noncompetition Agreement is terminated for Cause (as defined in the Wolff Noncompetition Agreement), Holdings will no longer be obligated to make any payment to Mr. Wolff, but Mr. Wolff will remain obligated to comply with the covenants set forth in the Wolff Noncompetition Agreement until its expiration on the tenth anniversary of the Acquisition.

       Indemnification Agreements. In connection with the Acquisition of Winning Ways in 1997, the Company and each of its directors entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Exchange Act, or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Company.

       Shaw Employment Agreement. In April 2001, the Company entered into an Employment Agreement with Robert G. Shaw (the "Shaw Employment Agreement"). Pursuant to the Shaw Employment Agreement, Mr. Shaw will serve as Vice President of the Company until February 27, 2007. In exchange for his services, the Company is to compensate Mr. Shaw with a base salary equal to $60,000, which base salary is subject to annual increases at the discretion of the Board of Directors and to provide him with certain employee benefits as set forth in the Shaw Employment Agreement. As a condition of the Shaw Employment Agreement, Mr. Shaw was required to sell to Holdings all of the shares of common stock and preferred stock of Holdings then held by him and his family and affiliates.

       Shaw Noncompetition Agreement. In connection with the Shaw Employment Agreement, in April 2001 Holdings and Mr. Shaw entered into a Noncompetition Agreement (the "Shaw Noncompetetion Agreement"). Pursuant to the Shaw Noncometition Agreement, Mr. Shaw will not, directly or indirectly, (i) engage in or have any interest in any business that (a) produces or markets decorated activewear and is competitive with or similar to that of the Company or Holdings or (b) sells to, supplies, provides goods or services to, purchases from, or does business with the Company or Holdings, (ii) in any capacity, (a) divert from the Company or Holdings any business with which he has contact while employed by the Company or Holdings, (b) induce any salesperson, supplier, vendor or other person transacting business with the Company or Holdings to distribute or sell services or products competitive with the Company or Holdings or (c) induce or cause any employee of the Company or Holdings to leave the employ of the Company or Holdings, or (iii) disclose at any time any Confidential Information (as defined in the Shaw Noncompetition Agreement) other than to the Company or Holdings.

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


                                  EXHIBIT INDEX

Exhibit
Number        Description                                                                                Page
-------       -----------                                                                                -----

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

   2.3        Stock Purchase Agreement, dated as of April 20, 2001, by and among Sara Lee Corporation,
              Champion Products, Inc. and GFSI, Inc.                                                      ***

   2.4        First Amendment to Stock Purchase Agreement,  dated June 25, 2001, by and among
              Sara Lee  Corporation,  Champion  Products,  Inc, and GFSI, Inc.

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





Exhibit
Number        Description                                                                                Page
-------       -----------                                                                                -----

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

   10.11      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Impact Design,
              Inc.                                                                                         *

   10.12      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Kansas Custom
              Embroidery                                                                                   *

   10.13      Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and the
              Management Investors                                                                         *

   10.14      License Agreement, dated April 1, 1994, by and between Winning Ways, Inc. and Softwear
              Athletics, Inc.                                                                              *

   10.15      License Agreement, dated October 27, 1998, by and between GFSI, Inc. and  Bonmax Co., Ltd.   *

   10.16      License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports Ltd  *

   10.17      CEBA Loan  Agreement,  dated April 28, 1998, by and among the Iowa Department of
              Economic Development,  the City of Bedford and GFSI, Inc.                                    *

   10.18      Employment Agreement, dated as of April 1, 2001, by and between the Company and Robert
              G. Shaw.

   10.19      Non-competition Agreement, dated as of April 1, 2001, by and between the Company and
              Robert G. Shaw.

   10.20      License Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC
              Products Acquisition, Inc., CC Products, Inc. and the Company.

   10.21      Supply Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC
              Products Acquisition, Inc., CC Products, Inc. and the Company.

   10.22      Fall 2001 Merchandise Agreement, dated as of June 25, 2001, by and among Sara Lee
              Corporation, CC Products Acquisition, Inc., CC Products, Inc. and the Company.






Exhibit
Number        Description                                                                                Page
-------       -----------                                                                                -----

   25         Statement of Eligibility of Trustee                                                          *


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

   *** Incorporated by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange
              Commission on May 14, 2001 (Commission File No. 333-24189).

(b)           Reports on Form 8-K

None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2001.

                                     GFSI, INC.

                                     By:   /s/   ROBERT M. WOLFF
                                           ---------------------------------
                                           Robert M. Wolff
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 27, 2001.



           Signatures                                          Title
           ----------                                          ------

       /s/ LARRY D. GRAVEEL                        President, Chief Operating Officer
-----------------------------------------          and a Director
         LARRY D. GRAVEEL


      /s/ J. CRAIG PETERSON                       Senior Vice President, Finance and a Director
-----------------------------------------
          J. CRAIG PETERSON                       (Principle Financial and Accounting Officer)


     /s/ MICHAEL H. GARY                          Senior Vice  President and a Director
-----------------------------------------
          MICHAEL H. GARY


     /s/ RICHARD CAPUTO, JR.                      Director
----------------------------------------
       RICHARD CAPUTO, JR.


    /s/ JOHN W. JORDAN II                         Director
----------------------------------------
        JOHN W. JORDAN II


    /s/ DAVID W. ZALAZNICK                         Director
----------------------------------------
       DAVID W. ZALAZNICK
