Form 10-K/A
period 2001-06-29
GFSI INC
filed 2001-09-27
CIK 1036327

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

     The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, national associations, colleges and professional sports leagues and teams. The Company custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, pants, headwear and sports luggage. The Company markets its products to over 15,000 active customer accounts through its well-established and diversified distribution channels.

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



                                                                          Fiscal Years Ended
                                                      -------------------------------------------------------------
                                                                         (Dollars in thousands)

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

     Other Income (Expense). Other expense in fiscal 2001 decreased $1.3 million to $16.2 million from $17.5 million in fiscal 2000 due to declining balances on the Company's long-term debt outstanding and declining interest rates.

     Net Income. Net income decreased $5.7 million to $2.9 million in fiscal 2001 from $8.6 million in fiscal 2000. The decrease in net income was the result of the decline in sales and the increase in operating expenses.

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



DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 8, 2000

                           GFSI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,        June 29,
                                 ASSETS                                            2000            2001
                                                                            ---------------- ---------------

Current assets:
     Cash and cash equivalents..........................................    $      1,446,205 $     5,308,854
     Accounts receivable, net of allowance for doubtful accounts of
        $848,225 and $696,988 at June 30, 2000 and June 29, 2001........          29,801,096      22,694,322
     Inventories, net...................................................          40,139,639      37,735,617
     Deferred income taxes..............................................           1,121,741         910,828
     Prepaid expenses and other current assets..........................           1,117,391       1,143,310
                                                                            -----------------   --------------
          Total current assets..........................................          73,626,072      67,792,931

Property, plant and equipment, net......................................          19,355,825      18,574,473

Other assets:
     Deferred financing costs, net of accumulated amortization of
        $3,851,934 and $5,040,750 at June 30, 2000 and June 29, 2001....           6,192,400       5,193,506
     Other..............................................................               5,001       2,006,082
                                                                              ---------------  -------------
                                                                                   6,197,401       7,199,588
                                                                              ---------------  --------------
               Total assets.............................................      $   99,179,298   $  93,566,992
                                                                              ===============  ==============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable...................................................      $    5,316,494   $  12,777,790
     Accrued interest expense...........................................           4,000,443       3,774,778
     Accrued expenses...................................................           7,668,152       5,895,123
     Income taxes payable...............................................              93,270         198,710
     Current portion of long-term debt..................................           6,953,012       6,699,631
                                                                              ---------------  -------------
          Total current liabilities.....................................          24,031,371      29,346,032

Deferred income taxes...................................................           1,048,894       1,189,369
Long-term debt, less current portion....................................         160,355,533     145,641,802
Other long-term obligations.............................................             552,268         526,804

Commitments and contingencies (Notes 2 and 5)...........................

Stockholders' equity (deficiency):
      Common Stock, $.01 par value, 10,000 shares authorized, one
      share issued at June 30, 2000 and June 29, 2001...................                  --              --
      Additional paid-in capital........................................          58,127,463      59,127,463
      Accumulated deficiency............................................       (144,936,231)    (142,264,478)
                                                                              --------------   --------------
        Total stockholders' equity (deficiency).........................        (86,808,768)     (83,137,015)
                                                                              --------------   --------------
             Total liabilities and stockholders' equity (deficiency)....      $  99, 179,298   $  93,566,992
                                                                              ==============   ==============



                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Years Ended
                                                                    ---------------------------------------------------
                                                                       July 2,          June 30,           June 29,
                                                                        1999               2000              2001
                                                                       -------          --------            -------

Net sales....................................................       $ 208,919,043    $  206,686,000      $ 186,242,327
Cost of sales................................................         124,789,335       126,173,741        114,578,443
                                                                    -------------    --------------      -------------
          Gross profit.......................................          84,129,708        80,512,259         71,663,884

Operating expenses:
     Selling ................................................          23,297,855        24,479,665         23,225,097
     General and administrative..............................          29,990,683        24,799,427         26,394,077
     Restructuring costs.....................................                  --                --            836,291
     Acquisition of business.................................                  --                --          1,110,331
     Gain on disposition of business.........................                  --                --           (629,787)
                                                                     -------------    --------------      -------------
                                                                       53,288,538        49,279,092         50,936,009
                                                                     -------------    --------------      -------------
          Operating income...................................          30,841,170        31,233,167         20,727,875

Other income (expense):
     Interest expense........................................         (18,589,826)      (17,661,033)       (16,660,774)
     Other   ................................................             244,874           211,279            414,320
                                                                     -------------    --------------      -------------
                                                                      (18,344,952)      (17,449,754)       (16,246,454)
                                                                     -------------    --------------      -------------

Income before income taxes ..................................          12,496,218        13,783,413          4,481,421
Income tax expense...........................................          (4,683,426)       (5,177,684)        (1,630,880)
                                                                     -------------    --------------      -------------
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

                           GFSI, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

            YEARS ENDED JULY 2, 1999, JUNE 30, 2000 AND JUNE 29, 2001




                                                                             Retained
                                            Common Stock    Additional       Earnings              Total
                                        -----------------   Paid-In        (Accumulated         Stockholders'
                                        Share     Amounts   Capital         Deficiency)      Equity (Deficiency)
                                        -----     -------   ----------     -------------     -------------------

Balance,  July 3, 1998.........             1     $   --    $ 51,727,463   $(161,354,752)      $(109,627,289)
    Net income.................                                                7,812,792           7,812,792
    Capital contributions from GFSI
    Holdings, Inc..............                                2,800,000                           2,800,000
                                        -----     ------    ------------   --------------      -------------

Balance, July 2, 1999..........             1         --      54,527,463    (153,541,960)        (99,014,497)
    Net income.................                                                8,605,729           8,605,729
    Capital contributions from GFSI
    Holdings, Inc..............                                3,600,000                           3,600,000
                                        -----     ------    ------------   --------------      -------------


Balance, June 30, 2000.........             1         --      58,127,463    (144,936,231)        (86,808,768)
    Net income.................                                                2,850,541           2,850,541
    Capital contributions from GFSI
    Holdings, Inc..............                                1,000,000                           1,000,000
    Distributions to GFSI
    Holdings, Inc..............                                                 (178,788)           (178,788)
                                        ------   -------    ------------   --------------       -------------

Balance, June 29, 2001.........              1   $    --    $ 59,127,463   $(142,264,478)       $(83,137,015)
                                        ======   =======    ============   ==============       =============


                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended
                                                            ------------------------------------------------

                                                                  July 2,        June 30,       June 29,
                                                                  1999             2000          2001
                                                            ---------------  --------------  ------------

Cash flows from operating activities:
  Net income...........................................       $  7,812,792   $   8,605,729    $   2,850,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................          3,083,490       3,235,324        3,045,912
    Amortization of deferred financing costs...........          1,155,580       1,155,580        1,188,816
    (Gain) on disposition of business..................               --              --           (629,787)
    (Gain) loss on sale or disposal of property, plant
      and equipment....................................            (44,282)         56,545          (99,015)
    Deferred income taxes..............................           (161,691)        534,079          156,388
  Changes in operating assets and liabilities:
    Accounts receivable, net...........................           (607,052)     (1,420,388)       5,109,405
    Inventories, net...................................          7,974,699      (3,816,043)       8,498,301
    Prepaid expenses, other current assets and
      other assets.....................................            624,582        (555,784)        (113,918)
    Accounts payable, accrued expenses and other
      long-term obligations............................           (973,056)     (3,920,226)       1,434,463
      Income taxes payable............................            (642,896)       (319,921)         105,440
                                                              -------------  --------------   ---------------
        Net cash provided by operating activities......         18,222,166       3,554,895       21,546,546
                                                              -------------  --------------   ---------------

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment.            249,398          61,489          202,919
  Purchases of property, plant and equipment...........         (2,290,711)     (1,998,240)      (1,787,532)
  Proceeds from disposition of business................                --              --         2,672,458
  Acquisition of business..............................                --              --        (9,500,000)
                                                              -------------  --------------   ---------------
        Net cash used in investing activities..........         (2,041,313)     (1,936,751)      (8,412,155)
                                                              -------------  --------------   ---------------
Cash flows from financing activities:
  Net changes to revolving credit agreement borrowing..         (5,600,000)            --              --
  Payments on long-term debt...........................         (5,049,839)    (14,035,648)     (15,061,032)
  Distributions to GFSI Holdings, Inc..................                --              --          (178,788)
  Capital contributions from GFSI Holdings, Inc........          2,800,000       3,600,000        1,000,000
  Cash paid for financing costs........................                --              --          (189,922)
  Seller financing for acquisition of business.........                --              --         5,158,000
  Proceeds from training grants........................            586,524             --               --
                                                              -------------  --------------   ---------------
        Net cash used in financing activities..........         (7,263,315)    (10,435,648)      (9,271,742)
                                                              -------------  --------------   ---------------
        Net increase (decrease) in cash and
          cash equivalents.............................          8,917,538      (8,817,504)       3,862,649
Cash and cash equivalents,
  Beginning of period..................................          1,346,171      10,263,709        1,446,205
                                                              -------------  --------------   ---------------
  End of period........................................       $ 10,263,709   $   1,446,205     $  5,308,854
                                                              =============  ==============    =============
Supplemental cash flow information:
          Interest paid................................       $ 17,295,085   $  16,329,449     $ 15,697,623
                                                              =============  ==============    =============
          Income taxes paid............................       $  2,804,209   $   1,530,298     $    359,451
                                                              =============  ==============    =============
Non-cash investing and financing activities:
    Equipment purchased under capital lease............                      $     468,338     $     93,920
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

     The Company used the purchase method of accounting to record this transaction as follows:


          Inventory                                  $ 7,250,000
          Other long-term asset acquired                 500,000
          Non-competition agreement                    2,000,000
          Deferred tax liability                        (195,000)
                                                     ------------
                                                     $ 9,555,000
                                                     ============

     Amounts paid and payable as of June 29, 2001 related to the acquisition of Champion were as follows:

          Amount financed by seller                  $ 5,158,000
          Other current obligations                      147,000
          Amount paid to seller at closing             4,250,000
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


     On June 29, 2001, the Company sold the assets related to its Tandem Marketing business for approximately $2.7 million in cash, net of closing costs, and the buyer's assumption of $1.2 million in Tandem related liabilities. The Company recognized a $629,787 gain on the sale of Tandem Marketing. Tandem Marketing had revenues of $11.6 million, $13.5 million and $11.7 million for the fiscal years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively. Tandem Marketing had operating income of $1.3 million, $1.9 million and $0.5 million for the fiscal years ended July 2, 1999, June 30, 2000 and June 29, 2001, respectively


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

       Shaw Noncompetition Agreement. In connection with the Shaw Employment Agreement, in April 2001 Holdings and Mr. Shaw entered into a Noncompetition Agreement (the "Shaw Noncompetetion Agreement"). Pursuant to the Shaw Noncompetition Agreement, Mr. Shaw will not, directly or indirectly, (i) engage in or have any interest in any business that (a) produces or markets decorated activewear and is competitive with or similar to that of the Company or Holdings or (b) sells to, supplies, provides goods or services to, purchases from, or does business with the Company or Holdings, (ii) in any capacity, (a) divert from the Company or Holdings any business with which he has contact while employed by the Company or Holdings, (b) induce any salesperson, supplier, vendor or other person transacting business with the Company or Holdings to distribute or sell services or products competitive with the Company or Holdings or (c) induce or cause any employee of the Company or Holdings to leave the employ of the Company or Holdings, or (iii) disclose at any time any Confidential Information (as defined in the Shaw Noncompetition Agreement) other than to the Company or Holdings.

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


                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------

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
