Form 10-Q
period 2001-09-28
GFSI INC
filed 2001-11-13
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001
                               ------------------

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 2001.

                           GFSI, INC. AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 28, 2001
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                  3
                  Consolidated Statements of Income                            4
                  Consolidated Statements of Cash Flows                        5
                  Notes to Consolidated Financial Statements                   6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                 7

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                                8

PART II - OTHER INFORMATION                                                    9

SIGNATURE PAGE                                                                10

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                                       June 29,         September 28,
                                                                                         2001               2001
                                                                                      ----------        ------------

Assets
Current assets:
     Cash and cash equivalents                                                         $   5,309         $   1,937
     Accounts receivable, net                                                             22,694            35,349
     Inventories, net                                                                     37,736            40,103
     Deferred income taxes                                                                   911               865
     Prepaid expenses and other current assets                                             1,143               986
                                                                                       ---------         ----------
Total current assets                                                                      67,793            79,240
Property, plant and equipment, net                                                        18,574            18,546
Other assets:
     Deferred financing costs, net                                                         5,194             4,890
     Other                                                                                 2,006             1,756
                                                                                       ---------         ---------
Total assets                                                                           $  93,567         $ 104,432
                                                                                       =========         =========

Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable                                                                  $  12,778         $ 17,273
     Accrued interest expense                                                              3,775            1,015
     Accrued expenses                                                                      5,895            6,956
     Income taxes payable                                                                    199            2,714
     Current portion of long-term debt                                                     6,699            7,465
                                                                                       ---------         --------
Total current liabilities                                                                 29,346           35,423
Deferred income taxes                                                                      1,189            1,081
Revolving credit agreement                                                                   --             4,650
Other long-term obligations                                                                  527              527
Long-term debt, less current portion                                                     145,642          143,210

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
        issued and outstanding at June 29, 2001 and September 28, 2001.                     --               --
     Additional paid-in capital                                                           59,127           59,127
     Accumulated deficiency                                                             (142,264)        (139,586)
                                                                                       ---------        ---------
Total stockholder's equity (deficiency)                                                  (83,137)         (80,459)
                                                                                       ---------        ---------
Total liabilities and stockholder's equity                                             $  93,567        $ 104,432
                                                                                       =========        =========

NOTE: The consolidated balance sheet at June 29, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)



                                                         Quarter Ended
                                                 September 29,   September 28,
                                                     2000            2001
                                                 -------------   -------------

Net sales                                          $ 53,468        $ 54,608
Cost of sales                                        33,045          33,269
                                                   ---------       ---------
Gross profit                                         20,423          21,339

Operating expenses:
     Selling                                          6,025           6,425
     General and administrative                       6,861           6,405
                                                   ---------       ---------
                                                     12,886          12,830
                                                   ---------       ---------

Operating income                                      7,537           8,509

Other income (expense):
     Interest expense                                (4,216)         (4,135)
     Other, net                                          50              16
                                                   ---------       ---------

                                                     (4,166)         (4,119)
                                                   ---------       ---------

Income before income taxes                            3,371           4,390

Income tax expense                                   (1,315)         (1,712)
                                                   ---------       ---------

Net income                                         $  2,056        $  2,678
                                                   =========       =========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                                                               Quarter Ended
                                                                                        September 29,      September 28,
                                                                                             2000               2001
                                                                                        -------------      -------------

Cash flows from operating activities:
Net income                                                                                $  2,056           $  2,678
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation                                                                              822                804
     Amortization of deferred financing costs                                                  289                303
     Amortization of other intangibles                                                          --                250
     Gain on sale or disposal of property, plant and equipment                                 (33)               --
     Deferred income taxes                                                                      --                (62)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                               (4,139)           (12,655)
     Inventories, net                                                                        1,835             (2,368)
     Prepaid expenses, other current assets and other assets                                  (226)               157
     Income taxes payable                                                                    1,294              2,515
     Accounts payable, accrued expenses and other
         long-term obligations                                                              (1,159)             2,796
                                                                                          ---------          ---------
Net cash provided by (used in) operating activities                                            739             (5,582)
                                                                                          ---------          ---------

Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment                                       64                  1
     Purchases of property, plant and equipment                                               (298)              (775)
                                                                                          ---------          ---------
Net cash used in investing activities                                                         (234)              (774)
                                                                                          ---------          ---------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement                        --              4,650
     Payments on long-term debt                                                             (1,736)            (1,666)
                                                                                          ---------          ---------
Net cash provided by (used in) financing activities                                         (1,736)             2,984
                                                                                          ---------          ---------

Net decrease in cash and cash equivalents                                                   (1,231)            (3,372)
Cash and cash equivalents at beginning of period                                             1,446              5,309
                                                                                          ---------          ---------
Cash and cash equivalents at end of period                                                $    215           $  1,937
                                                                                          =========          =========
Supplemental cash flow information:
     Interest paid                                                                        $  7,221           $  6,592
                                                                                          =========          =========
     Income taxes paid (refunded)                                                         $     21           $  ( 740)
                                                                                          =========          =========

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 28, 2001

1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiaries, Event 1, Inc. ("Event 1") and Champion Custom Products, Inc. ("CCP"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 29, 2001 included in the Company's Annual Report on Form 10-K.

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

2.  ACQUISITION AND DIVESTITURE

      In June 2001, the Company acquired CCP, formerly a wholly owned subsidiary of Sara Lee Corporation. During the quarter ended September 28, 2001, CCP had sales of $12.7 million and produced operating contribution of $2.4 million. At September 28, 2001, CCP had total assets and stockholder's equity of $10.5 milion and $757,000, respectively. CCP is an unconditional guarantor of the Senior Subordinated Notes.

      In June  2001,  the  Company  sold  the  assets  of its  Tandem  Marketing
business.   Tandem   Marketing  had  revenues  of  $3.0  million  and  operating contribution of $500,000 for the quarter ended September 29, 2000.

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

4.  NEW ACCOUNTING STANDARDS

      The FASB's Emerging Issues Task Force ("EITF") released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" which is effective January 1, 2002. The Company is currently evaluating the impact that adopting the EITF will have on its presentation of results of operations.

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

5.  RECLASSIFICATION

      Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 29, 2001. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000.

       Net Sales. Net sales for the quarter ended September 28, 2001 increased 2.1% to $54.6 million from $53.5 million in the quarter ended September 29, 2000. The increase in net sales from the first quarter last year was primarily related to the addition of Champion college bookstore net sales of $12.7 million. The net sales increase from Champion was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. The Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $3.0 million in sales for the quarter ended September 29, 2000.

       Gross Profit. Gross profit for the quarter ended September 28, 2001 increased 4.5% to $21.3 million from $20.4 million in the quarter ended September 29, 2000. Gross profit as a percentage of net sales increased to 39.1% compared to 38.2%. The increase in gross profit was the result of a decrease in cost of material.

       Operating Expenses. Operating expenses were the same as last year at $12.8 million. Operating expenses as a percentage of net sales were 23.5% in the first quarter of fiscal 2002 compared to 24.1% in the first quarter of fiscal 2001. The decline in operating expenses as a percentage of net sales resulted from the restructuring and profit improvement programs implemented during the fourth quarter of fiscal 2001.

       EBITDA. EBITDA increased 14.4% to $9.6 million in the first quarter of fiscal 2002 from $8.4 million in the first quarter of fiscal 2001. EBITDA as a percentage of net sales increased to 17.5% in the quarter ended September 28, 2001 from 15.6% in the quarter ended September 29, 2000. The increase in EBITDA is a result of the increases in net sales and gross profit.

       Operating Income. Operating income increased 12.9% to $8.5 million in the first quarter of fiscal 2002 from $7.5 million in the first quarter of fiscal 2001. Operating income as a percentage of net sales increased to 15.6% in the first quarter of fiscal 2002 from 14.1% in the first quarter of fiscal 2001. The increase in operating income is a result of the increase in net sales and gross profit.

       Other Income (Expense). Other expense decreased slightly to $4.1 million in the first quarter of fiscal 2002 from $4.2 million in the first quarter of fiscal 2001 due to decreases in interest expense as a result of reduced interest rates and declining balances on the Company's term debt.

       Net Income. Net income for the first quarter of fiscal 2002 was $2.7 million compared to $2.1 million for the first quarter of fiscal 2001. The increase was a result of the increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES

       Cash used in operating activities for the first quarter of fiscal 2002 was $5.6 million compared to cash provided of $739,000 in the first quarter of fiscal 2001. The change in cash provided by (used in) operating activities between the two periods was due to the increase in accounts receivable and the increase in inventory as a result of the addition of the Champion college bookstore business.

       Cash used in investing activities in the first quarter of fiscal 2002 was $774,000 compared to $234,000 in the first quarter of 2001. The cash used in both periods was related to acquisitions of property, plant and equipment.

       Cash provided by financing activities for the first quarter of fiscal 2002 was $3.0 million compared to cash used of $1.7 million in the first quarter of fiscal 2001. The cash provided by financing activities for the quarter ended September 28, 2001 was attributable to $4.7 million in borrowings under the Company's revolving credit agreement. These borrowings were used to complete the acquisition of Champion and to support its working capital requirements.

       The  Company  believes  that  cash  flow from  operating  activities  and borrowings under its Bank Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in fiscal 2003 and Senior Subordinated Notes in fiscal 2007, although no assurance can be given in this regard. Under the Bank Credit Agreement's revolving loan facility $40 million of revolving credit availability is provided, of which $4.7 million was borrowed and outstanding and approximately $12.2 million was utilized for outstanding commercial and stand-by letters of credit as of September 28, 2001.

       GFSI Holdings, Inc. ("Holdings"), the sole stockholder of the Company, is dependent upon the cash flows of the Company to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.
Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") will accrue dividends totaling approximately $402,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.3 million) plus accrued dividends with mandatory redemption in 2009.


SEASONALITY AND INFLATION

       The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show no significant seasonal variations.

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

        (a)  Exhibits.  None.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the reporting period.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI,  INC.
November 12, 2001
                                 /s/ J. CRAIG PETERSON
                            ---------------------------------------
                            J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer