Form 10-Q
period 2001-12-28
GFSI INC
filed 2002-02-08
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001.

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 2002.

                            GFSI, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 28, 2001
                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Income                          4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                               7

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                        9

PART II - OTHER INFORMATION                                                 10

SIGNATURE PAGE                                                              11

                           GFSI, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                         December 28,   June 29,
                                                             2001         2001
                                                         ------------  ---------
Assets
Current assets:
     Cash and cash equivalents                           $   2,058    $   5,309
     Accounts receivable, net                               31,627       22,694
     Inventories, net                                       39,069       37,736
     Prepaid expenses and other current assets                 861        1,143
     Deferred income taxes                                     775          911
                                                         ---------    ----------
Total current assets                                        74,390       67,793
Property, plant and equipment, net                          18,977       18,574
Other assets:
     Deferred financing costs, net                           4,645        5,194
     Other                                                   1,506        2,006
                                                         ---------    ---------
Total assets                                             $  99,518    $  93,567
                                                         =========    =========

Liabilities and stockholder's equity (deficiency)
Current liabilities:
     Accounts payable                                    $  11,121    $  12,778
     Accrued interest expense                                4,384        3,775
     Accrued expenses                                        5,600        5,895
     Income taxes payable                                    3,743          199
     Current portion of long-term debt                       7,452        6,699
                                                         ---------     ---------
Total current liabilities                                   32,300       29,346
Deferred income taxes                                          972        1,189
Revolving credit agreement                                   1,200           --
Other long-term obligations                                    527          527
Long-term debt, less current portion                       143,167      145,642

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares
       authorized, one share issued and outstanding
       at December 28, 2001 and June 29, 2001                   --           --
     Additional paid-in capital                             59,127       59,127
     Accumulated deficiency                               (137,775)    (142,264)
                                                         ----------   ----------
Total stockholder's deficiency                             (78,648)     (83,137)
                                                         ---------    ---------
Total liabilities and stockholder's
  equity (deficiency)                                    $  99,518    $  93,567
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

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                          Quarter Ended                 Six Months Ended
                                   December 28,     December 29,    December 28,    December 29,
                                      2001             2000             2001            2000
                                   -----------     -------------    ------------    -----------
Net sales                         $  52,663        $  51,218        $ 107,271        $ 104,686
Cost of sales                        32,821           31,536           66,090           64,581
                                  ---------        ---------        ---------        ---------
Gross profit                         19,842           19,682           41,181           40,105

Operating expenses:
     Selling                          6,419            5,707           12,844           11,732
     General and administrative       6,504            7,343           12,909           14,204
                                  ---------        ---------        ---------        ---------
                                     12,923           13,050           25,753           25,936
                                  ---------        ---------        ---------        ---------
Operating income                      6,919            6,632           15,428           14,169

Other income (expense):
     Interest expense                (3,945)          (4,296)          (8,080)          (8,512)
     Other, net                          (5)             106               11              156
                                  ---------        ---------        ---------        ---------
                                     (3,950)          (4,190)          (8,069)          (8,356)
                                  ---------        ---------        ---------        ---------
Income before income taxes            2,969            2,442            7,359            5,813
Provision for income taxes            1,158              952            2,870            2,267
                                  ---------        ---------        ---------        ---------
Net income                        $   1,811        $   1,490        $   4,489        $   3,546
                                  =========        =========        =========        =========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousand)

                                                                             Six Months Ended
                                                                        December 28,    December 29,
                                                                           2001             2000
                                                                        ------------    ------------
Cash flows from operating activities:
Net income                                                                $  4,489       $  3,546
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation                                                            1,576          1,603
     Amortization of deferred financing costs                                  549            583
     Amortization of other intangibles                                         500             --
     (Gain) loss on sale or disposal of property, plant and equipment            8            (55)
     Deferred income taxes                                                     (81)            --
Changes in operating assets and liabilities:
     Accounts receivable, net                                               (8,932)        (2,962)
     Inventories, net                                                       (1,334)         7,578
     Prepaid expenses, other current assets and other assets                   283           (217)
     Income taxes payable                                                    3,542          1,643
     Accounts payable, accrued expenses and other
         long-term obligations                                              (1,342)         1,256
                                                                          ---------      --------
Net cash provided by (used in) operating activities                           (742)        12,975
                                                                          ---------      --------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                        1            140
     Purchases of property, plant and equipment                             (1,988)          (897)
                                                                          ---------      --------
Net cash used in investing activities                                       (1,987)          (757)
                                                                          ---------      --------

Cash flows from financing activities:
     Net change in short term borrowings and revolving credit agreement      1,200             --
     Deferred financing costs                                                   --           (190)
     Distributions to GFSI Holdings, Inc.                                       --           (151)
     Payments on long-term debt and capital lease obligations               (1,722)        (3,473)
                                                                          ---------      --------
Net cash used in financing activities                                         (522)        (3,814)
                                                                          ---------      --------

Net increase (decrease) in cash and cash equivalents                        (3,251)         8,404
Cash and cash equivalents at beginning of period                             5,309          1,446
                                                                          ---------      --------
Cash and cash equivalents at end of period                                $  2,058       $  9,850
                                                                          ========       ========
Supplemental cash flow information:
     Interest paid                                                        $  6,868       $  8,518
                                                                          ========       ========
     Income taxes paid (refunded)                                         $   (962)      $    623
                                                                          ========       ========

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 28, 2001

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


2. Acquisition and Divestiture

     In June 2001, the Company acquired CCP, formerly a wholly owned subsidiary of Sara Lee Corporation. CCP had sales of $13.5 million and $26.2 million and produced operating contribution of $2.8 million and $5.2 million for the quarter and six month periods ended December 28, 2001, respectively. At December 28, 2001, CCP had total assets and stockholder's equity of $10.9 million and $2.5 million, respectively. CCP is an unconditional guarantor of the Senior Subordinated Notes.

     In June 2001, the Company sold the assets of its Tandem Marketing business. Tandem Marketing had revenues of $3.9 million and $6.8 million and operating contribution of $500,000 and $1.0 million for the quarter and six month periods ended December 28, 2000, respectively.


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


4. New Accounting Standards

     The FASB's Emerging Issues Task Force ("EITF") released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" which is effective January 1, 2002. The Company does not believe the EITF will have a material impact on its presentation of results of operations.

     In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. EITF No. 00-25 is effective beginning January 1, 2002. The Company does not believe the EITF will have a material impact on its presentation of results of operations.


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


Comparison of Operating Results for the Quarters Ended December 28, 2001 and December 29, 2000.

     Net Sales. Net sales for the quarter ended December 28, 2001, increased 2.8% to $52.7 million from $51.2 million in the quarter ended December 29, 2000. The increase in net sales over the second quarter last year was primarily related to the addition of CCP college bookstore net sales of $13.5 million. The net sales increase from CCP was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. The Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $3.9 million in sales for the quarter ended December 29, 2000.

     Gross Profit. Gross profit for the quarter ended December 28, 2001 increased 0.8% to $19.8 million from $19.7 million in the quarter ended December 29, 2000. Gross profit as a percentage of net sales decreased to 37.7% compared to 38.4% last year. The decrease in gross profit as a percentage of sales was the result of additional production costs incurred to meet customer demand for screen printed and tackle twill decorated garments for the college bookstore market using external manufacturing sources.

     Operating Expenses. Operating expenses for the quarter ended December 28, 2001 decreased 1.0% to $12.9 million. Operating expenses as a percentage of net sales were 24.5% in the second quarter of fiscal 2002 compared to 25.5% in the second quarter of fiscal 2001. The decline in operating expenses resulted from the profit improvement programs implemented during the fourth quarter of fiscal 2001.

     EBITDA. EBITDA increased 7.1% to $7.9 million in the second quarter of fiscal 2002 from $7.4 million in the second quarter of fiscal 2001. EBITDA as a percentage of net sales increased to 15.1% in the quarter ended December 28, 2001 from 14.5% in the quarter ended December 29, 2000. The increase in EBITDA was a result of the reduction in operating expenses.

     Operating Income. Operating income increased 4.3% to $6.9 million in the second quarter of fiscal 2002 from $6.6 million in the second quarter of fiscal 2001. Operating income as a percentage of net sales at 13.1% was approximately the same as last year. The increase in operating income was the result of the reduction in operating expenses.

     Other Income (Expense). Other expense of $4.0 million in the second quarter of fiscal 2002 was $240,000 less than the comparable period last year. Lower interest expense from reduced borrowings under the Company's bank Credit Agreement created the decrease in other expense.

     Net Income. Net income for the second quarter of fiscal 2002 was $1.8 million compared to $1.5 million for the second quarter of fiscal 2001. The 22% increase in fiscal year 2002 was primarily a result of the increase in operating income discussed above.

Comparison of Operating Results for the Six Months Ended December 28, 2001 and December 29, 2000.

     Net Sales. Net sales for the six months ended December 28, 2001, increased 2.5% to $107.3 million from $104.7 million in the six months ended December 29, 2000. The increase in net sales from last year was primarily related to the addition of CCP college bookstore net sales of $26.2 million. The net sales increase from CCP was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. The Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $6.8 million in sales for the six months ended December 29, 2000.

     Gross Profit. Gross profit for the six months ended December 28, 2001 increased 2.7% to $41.2 million from $40.1 million in the six months ended December 29, 2000. Gross profit as a percentage of net sales of 38.4% was approximately the same as last year.

     Operating Expenses. Operating expenses for the six months ended December 28, 2001 decreased 0.7% to $25.8 million. Operating expenses as a percentage of net sales were 24.0% in fiscal 2002 compared to 24.8% in fiscal 2001. The decline in operating expenses resulted from the profit improvement programs implemented during the fourth quarter of fiscal 2001.

     EBITDA. EBITDA increased 11.0% to $17.5 million in the first six months of fiscal 2002 from $15.8 million in the first six months of fiscal 2001. EBITDA as a percentage of net sales increased to 16.3% in the six months ended December 28, 2001 from 15.1% in the comparable period last year. The increase in EBITDA was a result of an increase in gross profit and a reduction in operating expenses.

     Operating Income. Operating income increased 9.0% to $15.4 million in fiscal 2002 from $14.2 million in fiscal 2001. Operating income as a percentage of net sales increased to 14.4% in fiscal 2002 from 13.5% in fiscal 2001. Higher gross profit and reduced operating expenses created the increase in operating income.

     Other Income (Expense). Other expense of $8.1 million in fiscal 2002 was $287,000 less than the comparable period last year. Lower interest expense on reduced borrowings created the net decrease in other expense.

     Net Income. Net income for the first six months of fiscal 2002 was $4.5 million, an increase of $943,000 or 26.6% higher than the first six months of fiscal 2001. The increase was a result of the increase in operating income discussed above.


Liquidity and Capital Resources

     Cash used in operating activities for the first six months of fiscal 2002 was $742,000 compared to cash provided of $13.0 million in the first six months of fiscal 2001. The change in cash provided by (used in) operating activities between the two periods was primarily due to the increase in accounts receivable and the increase in inventory as a result of the addition of the CCP college bookstore business.

     Cash used in investing activities in the first six months of fiscal 2002 was $2.0 million compared to $757,000 in the first six months of 2001. The cash used in both periods was related to the purchase of property, plant and equipment. The increase over last year was the result of the Company adding to production capacity to support the CCP acquired business.

     Cash used in financing activities for the first six months of fiscal 2002 was $522,000 compared to cash used of $3.8 million in the first six months of fiscal 2001. The decrease in cash used in financing activities for the six months ended December 28, 2001 was primarily attributable to reduced payments on long-term debt and borrowings under the Company's revolving credit agreement. The borrowings under the revolving credit agreement were used to support the working capital requirements of the CCP acquisition.

     The Company's bank Credit Agreement matures in December 2002. The Company anticipates a replacement facility will be in place before the maturity of the existing bank Credit Agreement, but no assurance can be given that such a replacement facility will be put in place at such time or will be on terms as favorable to the Company as the existing Credit Agreement. The Company believes that cash flow from operating activities and borrowings under its existing and any replacement bank credit facility will be adequate to meet the Company's short-term and long-term liquidity requirements, although no assurance can be given in this regard. Under the bank Credit Agreement's revolving loan facility, $40 million of revolving credit availability is provided, of which $1.2 million was borrowed and outstanding and approximately $8.2 million was utilized for outstanding commercial and stand-by letters of credit as of December 28, 2001.

     GFSI Holdings, Inc. ("Holdings"), the sole stockholder of the Company, is dependent upon the cash flows of the Company to provide funds to pay certain ordinary course expenses incurred on behalf of Holdings and to service the Holdings indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") will accrue dividends totaling approximately $402,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.3 million) plus accrued dividends with mandatory redemption in 2009.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI, INC.
February 8, 2002

                           /s/ J. CRAIG PETERSON
                           _________________________________________

                           J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer