Form 10-K
period 2002-06-29
GFSI INC
filed 2002-09-25
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED June 29, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-38951


                                   GFSI, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

           DELAWARE                                             74-2810744
---------------------------------                         ----------------------
   State or Other Jurisdiction of                            I.R.S. Employer
Incorporation or Organization                             Identification Number

                              9700 Commerce Parkway
                                Lenexa, KS 66219
             -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (913) 888-0445
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._________

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 2002 was $0.

On September 1, 2002, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.


                                TABLE OF CONTENTS

                                     PART I
                                                                                                          PAGE

Item 1 - Business...................................................................................        3

Item 2 - Properties.................................................................................        7

Item 3 - Legal Proceedings..........................................................................        7

Item 4 - Submission of Matters to a Vote of Security Holders........................................        7



                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters..................        7

Item 6 - Selected Financial Data....................................................................        7

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations..............................................................................        9

Item 7A - Quantitative and Qualitative Disclosures About Market Risks...............................       13

Item 8 - Consolidated Financial Statements and Supplementary Data...................................       14

Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.......................................................................       36


                                    PART III

Item 10 - Directors and Executive Officers..........................................................       36

Item 11 - Executive Compensation....................................................................       38

Item 12 - Security Ownership of Certain Beneficial Owners and Management............................       39

Item 13 - Certain Relationships and Related Transactions............................................       40


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................       41

          Signatures................................................................................       44

          Officers Certification ....................................................................      45


                                     PART I

ITEM 1 - BUSINESS

         GFSI, Inc. ("GFSI" or the "Company" ) was incorporated in the State of Delaware on January 15, 1997. The Company is a wholly owned subsidiary of GFSI Holdings, Inc. ("Holdings") and was organized by affiliates of The Jordan Company ("TJC") and management to effect the acquisition of Winning Ways, Inc. ("Winning Ways").

         On February 27, 1997, Holdings acquired all of the issued and outstanding capital stock of Winning Ways and immediately thereafter merged Winning Ways with and into GFSI, with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of equity contributions.

         The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, national associations, colleges and professional sports leagues and teams. The Company custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, pants, headwear and sports luggage. The Company markets its products through its well-established and diversified distribution channels.

         On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a concessionaire outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products with the National Collegiate Athletic Association ("NCAA"), Big 10 Conference, Big 12 Conference, the Atlantic Coast Conference and Professional Golf Association ("PGA") tournament events.

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

         The Company operates on a 52/53 week fiscal year which ends on the Saturday nearest June 30. The twelve month periods ended July 2, 1999, June 30, 2000, June 29, 2001 and June 29, 2002 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.


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

         Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 7,000 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf courses, cruise lines and casinos.

         The Company distributes its Resort division products through its national sales force of approximately 35 independent sales agents. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders, its product innovation, its quality and its high level of service.

         Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations for incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs, dealer incentive programs as well as office casual wear and uniforms.

     The Company provides its corporate identity sportswear products to over 1,000 of the leading independent marketing companies, who in turn each employ a sales staff to service a client base. The Company employs 23 regional sales personnel who are exclusively dedicated to promoting Corporate division products. The Company believes this marketing approach leverages the sales force and marketing contacts of these independent marketing companies. Prior to fiscal 2001, the Corporate division utilized approximately 40 independent sales agents to market directly to corporate customers.

     Licensed Apparel Division. The Licensed Apparel Division includes the college bookstore business, through both the GEAR FOR SPORTS(R) and CHAMPION(R) college brands, sales under professional sports team, league and event licensing agreements and sales to the military. The Company has over 3,300 active college bookstore accounts, including nearly every major college and university in the United States. The largest college bookstore accounts include the major college bookstore lease operators as well as high volume, university managed bookstores.

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

     Event 1 Subsidiary. The Event 1 subsidiary was established in fiscal 1998 to provide concessionaire services that create additional outlets for the Company's products. Since its inception, Event 1 has become the leading event merchandiser in the collegiate championship industry. The subsidiary has renewed and extended its agreements with the NCAA, Big 10 Conference, Big 12 Conference, the Atlantic Coast Conference, the Southeastern Conference, PGA and various other institutions and entities.

     GFSI Canada Company. In June 2002 the Company formed GFSI Canada Company ("GFSI Canada"), a wholly owned subsidiary of GFSI, Inc. organized under the Securities Act of Nova Scotia, Canada. The Company established GFSI Canada to enable it to conduct business in Canada and reach similar markets with it's existing product line. Certain of the Company's products had previously been available in the Canadian market through an international licensing agreement that expired in December 2001. In June 2002, GFSI Canada entered into a Management Agreement with Fletcher Leisure Group Inc. ("Fletcher"), a Canadian corporation headquartered in Quebec, Canada to provide certain services. GFSI Canada had no assets or liabilities at June 29, 2002 and had no results from operations in fiscal 2002.


PRODUCTS

     The Company's extensive product offerings include: fleecewear, outerwear, polo shirts, woven shirt, sweaters, T- shirts and bottoms, women's and other apparel items and accessories. These products are currently offered in over 1,000 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks. The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets.

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 27% of net sales for fiscal 2002. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     T-Shirts and Bottoms. The Company's T-shirt and bottoms products represented approximately 15% of net sales for fiscal 2002. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts, shorts and pants in a variety of styles, fabrics and colors.

     Outerwear. The Company's outerwear products represented approximately 13% of net sales for fiscal 2002. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Product offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company's products also provide a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 13% of net sales for fiscal 2002. The Company's products in this category are designed to be suitable for both leisure and work-related activities with a full range of materials and styles.

     Women's. The Company's women's products represented approximately 9% of net sales for fiscal 2002. Recognizing the market demand for specific women-sized apparel, the Company has designed a more complete women's collection. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Other. The Company also sells headwear, sports luggage, and a number of other miscellaneous apparel items. Event 1 also sells non-apparel items at events including basketballs, pennants and related items. Sales of "Other" items represented approximately 23% of net sales for fiscal 2002.


DESIGN, MANUFACTURING AND MATERIALS SOURCING

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa.

     The Company's design group consists of more than 75 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-
decorated apparel ("blanks"). Most of the screen printing and the embroidery operations are performed by the Company in its Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa facilities. In addition, the Company outsources screen printing and embroidery work to independent contractors when necessary.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Vietnam, Guatemala, Honduras, Philippines, Thailand and Mexico. No foreign country has a manufacturing concentration above 20%. The Company has long-standing contractual relationships with its independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.


COMPETITION

     The Company's primary competitors vary within each of its divisions and subsidiaries. In the resort division, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the Licensed Apparel division's college bookstore market, the GEAR FOR SPORTS(R) and CHAMPION(R) brands and their closest two competitors have traditionally held greater than 60% of the market.

     The following table sets forth the Company's primary competitors in each of its markets:

           MARKET                    PRIMARY COMPETITORS
--------------------------------------------------------------------------------
Resort                   Cutter & Buck and local and regional competitors
Corporate                Cutter & Buck, Ashworth, Land's End
Licensed Apparel         Jansport (VF Corp.), Cotton Exchange, Russell Athletic,
                         M.V. Sports

     Competition in each of the Company's markets generally is based on product design and decoration, customer service, overall product quality and price. The Company believes that it has been able to compete successfully because of its ability to create diverse and innovative designs, provide excellent customer service, leverage its GEAR FOR SPORTS(R) and CHAMPION(R) brand names and differentiate its products on the basis of quality.

EMPLOYEES

     The Company employs approximately 877 people at its two facilities in Lenexa, Kansas, of which approximately 111 are members of management, 317 are involved in either product design, customer service, sales support or administration and 449 are involved in manufacturing. The Company employs approximately 85 people in its Bedford, Iowa embroidery facility and 120 at its Chillicothe, Missouri screen print facility, all of which are involved in manufacturing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.


TRADEMARKS

     The Company markets its products primarily under the GEAR FOR SPORTS(R) and CHAMPION(R) brand names. In addition, the Company markets its products under, among others, the Pro GEAR(R), Big Cotton(R), Winning Ways(R) and Yikes!(R) trademarks. Generally, the Company's trademarks will remain in effect as long as the trademark is used by the Company and the required renewals are obtained.

     The Company licenses its GEAR FOR SPORTS(R) trademark in specified international markets including Japan, and the European Union. These license agreements provide exclusive, non-transferable and non-assignable rights to manufacture, advertise and promote adult apparel, headwear and bags under the GEAR FOR SPORTS(R) brand name in these international markets. The agreements provide for royalties as a percentage of net sales, contain annual royalty minimums, and give the Company final control over product design and quality. The Company believes these licensing arrangements enable it to broaden its geographic distribution and extend the GEAR FOR SPORTS(R) brand name in a cost-effective manner.

     In connection with its acquisition of Champion, the Company entered into a license agreement with Sara Lee Corporation (the "Champion License Agreement"). Pursuant to the Champion License Agreement, the Company is granted the exclusive right to use the CHAMPION(R) name and C(R) logo and related trademarks on certain products sold in the collegiate, military and resort markets in the United States. The Champion License Agreement is scheduled to expire on June 30, 2016. In consideration for the license grant, the Company pays Sara Lee a quarterly royalty based on a percentage of net sales of products bearing the licensed marks beginning in fiscal 2004.


LICENSES

     The Company markets its products, in part, under licensing agreements. In fiscal 2002, net sales under the Company's 433 active licensing agreements totaled $74.4 million, or approximately 37% of the Company's net sales. The Company's licensing agreements are mostly with (i) high volume, university bookstores, (ii) professional sports leagues such as MLB, the NBA, NASCAR and the NHL and (iii) major sporting events such as the NCAA, U.S. Open, Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

ITEM 2 - PROPERTIES

     The Company owns each of its four properties: its 250,000 square foot headquarters and manufacturing facility in Lenexa, Kansas, its 100,000 square foot distribution facility located approximately two miles from its headquarters, its 23,000 square foot embroidery facility located in Bedford, Iowa, and its 50,000 square foot screen print decoration facility located in Chillicothe, Missouri. Approximately 200,000 square feet of the headquarters/manufacturing facility, the distribution facility in Lenexa, the embroidery facility in Bedford and the Chillicothe screen print facility are devoted to the design and manufacture of the Company's products and to customer service. The Chillicothe facility was completed and began production in fiscal 2002.

     From time to time, the Company leases additional warehouse space under short term agreements to meet short term seasonal needs.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations, cash flows, or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2002.



                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At June 29, 2002, all common stock of the Company was held by Holdings.

     The Company has not declared or paid any cash dividends on its common stock since the Company's formation in February 1997. The Company's financing agreements contain restrictions on the Company's ability to declare or pay dividends on its common stock (except certain permitted distributions to Holdings). The distributions to Holdings during fiscal 2000 and 2001 were made pursuant to the tax sharing agreement between the Company and Holdings.


ITEM 6 - SELECTED FINANCIAL DATA

     The following table presents: (i) historical operating and other data of the Company for fiscal years ended July 3, 1998, July 2, 1999, June 30, 2000, June 29, 2001, and June 29, 2002; and (ii) balance sheet data as of July 3, 1998, July 2, 1999, June 30, 2000, June 29, 2001, and June 29, 2002. The
historical financial statements for the Company for fiscal 1998, 1999 and 2000 have been audited by Deloitte & Touche LLP. The historical financial statements for the Company for fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The historical financial statements for the Company for fiscal 2002 have been audited by KPMG LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended July 3, 1998, July 2, 1999, June 30, 2000 and June 29, 2001 to conform to the June 29, 2002 presentation.


                                                                          FISCAL YEARS ENDED
                                                     ---------------------------------------------------------------
                                                                        (Dollars in thousands)
                                                        JULY 3,     JULY 2,      JUNE 30,     JUNE 29,     JUNE 29,
                                                        1998 (5)      1999         2000         2001         2002
                                                       ---------    -------      -------      --------     --------

STATEMENTS OF INCOME DATA:
   Net sales.....................................      $ 214,894   $ 208,025    $ 205,500    $ 185,305    $ 197,250
   Gross profit..................................         86,068      83,236       79,326       70,726       73,627
   Operating expenses (1)........................         48,400      52,395       48,093       49,998       50,933
                                                       ----------  ----------   ----------   ----------   ----------
   Operating income..............................         37,668      30,841       31,233       20,728       22,694
   Other expense.................................        (19,284)    (18,345)     (17,450)     (16,247)     (15,726)
                                                       ----------  ----------   ----------   ----------   ----------
   Income before taxes and
         extraordinary item......................         18,384      12,496       13,783        4,481        6,968
   Income tax expense............................         (7,248)     (4,683)      (5,177)      (1,630)      (2,718)
   Extraordinary item, net of tax benefit (2)....             --          --           --           --         (606)
                                                       ----------  ----------   ----------   ----------   ----------
   Net income....................................      $  11,136   $   7,813    $   8,606    $   2,851    $   3,644
                                                       ==========  ==========   ==========   ==========   ==========

BALANCE SHEET DATA (as of period end):
   Cash and cash equivalents.....................      $   1,346   $  10,264    $   1,446    $   5,309    $     313
   Total assets..................................        106,035     104,917       99,179       93,567      105,336
   Long-term debt (including current portion)....        191,528     180,878      167,309      152,341      156,309
   Total stockholders' equity (deficiency).......       (109,627)    (99,014)     (86,809)     (83,137)     (79,645)
OTHER DATA:
   Cash flows from operating activities..........      $   3,703   $  18,222    $   3,555    $  21,546    $  (3,710)
   Cash flows from investing activities..........         (2,648)     (2,041)      (1,937)      (8,412)      (4,189)
   Cash flows from financing activities..........           (825)     (7,263)     (10,436)      (9,272)       2,904
   EBITDA (3)....................................         40,607      33,924       34,468       23,774       26,789
   Depreciation and amortization.................          2,938       3,083        3,235        3,046        4,095
   Capital expenditures..........................          2,972       2,291        1,998        1,788        4,203
   EBITDA margin (4).............................           18.9%       16.3%        16.8%        12.8%        13.6%

___________
(1) Operating expenses for fiscal 2001 include $836 of restructuring charges, $1,110 of pre-acquisition integration costs related to the acquisition of Champion and a $630 gain on the sale of Tandem.

(2) The statement of income data for fiscal 2002 includes an extraordinary loss of $993 ($606 on an after tax basis) related to the write-off of deferred financing costs incurred in connection with the Company's previous bank Credit Agreement.

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

(5) The Company's fiscal year ends on the last Saturday in June, which results in a 53 week year from time to time. A 53 week period is included in the fiscal year ended July 3, 1998. The remaining years are comprised of 52 week periods.

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


CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, restructuring reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         The Company's management believes that some of its significant accounting policies involve a higher degree of judgment or complexity than other accounting policies. Identified below are the policies deemed critical to its business and the understanding of its results of operations.

         Revenue recognition. The Company recognizes revenues when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Returns, discounts and sales allowance estimates are based on projected sales trends, historical data and other known factors. If actual returns, discounts and sales allowances are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

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

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 2002, 2001 and 2000:

                                              FISCAL YEAR ENDED
                                  ---------------------------------------
                                  June 29,       June 29,       June 30,
                                    2002          2001           2000
                                  --------      ---------       --------
        Net sales                  100.0%         100.0%         100.0%
        Gross profit                37.3           38.2           38.6
        EBITDA                      13.6           12.8           16.8
        Operating income            11.5           11.2           15.2



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


FISCAL YEAR ENDED JUNE 29, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 29, 2001

     Net Sales. Net sales increased 6.4% in fiscal 2002 to $197.2 million from $185.3 million in fiscal 2001. The increase was primarily attributable to the addition of Champion Custom Products ("CCP") college bookstore net sales of $43.4 million. The net sales increase from CCP was partially offset by declines in Corporate and Resort division sales. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. In addition, the Tandem Marketing ("Tandem") business was sold in June 2001. Tandem contributed $11.6 million in sales in fiscal 2001.

     Gross Profit. Gross profit for fiscal 2002 increased 4.1% to $73.6 million from $70.7 million in fiscal 2001 due to the increase in net sales. Gross profit as a percentage of net sales decreased to 37.3% from 38.2% last year. The decrease in gross profit as a percentage of sales was the result of lower
Corporate division sales, which generally provide a higher gross profit than sales from the CCP college bookstore sales. Fiscal 2002 gross profit was also adversely affected by both (i) increased loss on sales of close-out and discontinued merchandise and (ii) the start-up production costs at the new Chillicothe, Missouri facility.

     Operating Expenses. Operating expenses increased $.9 million or 1.8%, to $50.9 million in fiscal 2002 from $50.0 million in fiscal 2001. Operating expenses as a percentage of net sales decreased in fiscal 2002 to 25.8% from 27.0% in fiscal 2001. Operating expenses in fiscal 2001 included costs incurred from the following non-recurring activities: $1.1 million of integration costs associated with the acquisition of CCP and $0.8 million in costs associated with severance and employee termination benefits related to the execution of a restructuring plan; which were partially offset by $0.6 million in gain related to the sale of Tandem. If costs from these non-recurring activities are excluded, operating expenses as a percentage of sales would have decreased in fiscal 2002 to 25.8% from 26.3% in fiscal 2001. Cost control measures created the decrease in operating expenses.

     EBITDA. EBITDA for fiscal 2002 increased $3.0 million to $26.8 million from $23.8 million in fiscal 2001. EBITDA as a percentage of net sales increased to 13.6% in fiscal 2002 from 12.8% in fiscal 2001. The 12.7% increase in EBITDA was the result of higher sales and lower operating expenses.

     Operating Income. Operating income for fiscal 2002 increased $2.0 million to $22.7 million in fiscal 2002 from $20.7 million in fiscal 2001. Operating income as a percentage of net sales increased to 11.5% in fiscal 2002 from 11.2% in fiscal 2001. The increase in operating income was the result of the increase in sales and lower operating expenses.

     Other Income (Expense). Other expense in fiscal 2002 decreased $.5 million to $15.7 million from $16.2 million in fiscal 2001. The favorable affects of lower interest rates created the decrease in fiscal 2002.

     Net Income before extraordinary item. The Company had net income before extraordinary item of $4.3 million in fiscal 2002 compared to $2.9 million in fiscal 2001. The $1.4 million improvement in net income was primarily the result of the increase in operating income.

     Extraordinary item, net of tax benefit. In March 2002, the Company entered into a $65 million Revolving Bank Credit facility and repaid its existing bank credit facility ahead of its scheduled expiration. A $.6 million extraordinary loss, net of related tax benefits, was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

     Net Income. The Company had net income of $3.6 million in fiscal 2002 compared to $2.8 million in fiscal 2001. The increase in fiscal 2002 operating income created the improvement over fiscal 2001.


FISCAL YEAR ENDED JUNE 29, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Net Sales. Net sales declined 9.8% in fiscal 2001 to $185.3 million from $205.5 million in fiscal 2000. The decrease was principally attributable to decreases in the Company's Licensed Apparel and Corporate divisions. The decrease in net sales at the Company's Licensed Apparel Division was due to college bookstore customers' reducing individual location inventories. Corporate sales declined in fiscal 2001 due to a curtailment of purchasing, marketing and employee relations incentive items by many corporations.

     Gross Profit. Gross profit for fiscal 2001 decreased 10.8% to $70.7 million from $79.3 million in fiscal 2000, due primarily to the decline in sales noted above. Gross profit as a percentage of net sales declined slightly in fiscal 2001 to 38.2% from 38.6% in fiscal 2000.

     Operating Expenses. Operating expenses increased $1.9 million or 4.0%, to $50.0 million in fiscal 2001 from $48.1 million in fiscal 2000. Operating expenses as a percentage of net sales increased in fiscal 2001 to 27.0% from 23.4% in fiscal 2000. The increases in operating expenses were primarily attributable to the following non-recurring activities in fiscal 2001: $1.1 million of integration costs associated with the acquisition of Champion and $0.8 million in costs associated with severance and employee termination benefits related to the execution of a restructuring plan; which were partially offset by $0.6 million in gain related to the sale of Tandem. In addition, the Company incurred costs associated with the change in its Corporate division's sales strategy to replace independent sales representatives by focusing employee representatives on selling though advertising incentive distributors who, in turn, fulfill corporate incentive programs.

     EBITDA. EBITDA for fiscal 2001 decreased $10.7 million to $23.8 million from $34.5 million in fiscal 2000. EBITDA as a percentage of net sales decreased to 12.8% in fiscal 2001 from 16.8% in fiscal 2000. The decrease in EBITDA was the result of the decline in sales and the increase in operating expenses.

     Operating Income. Operating income for fiscal 2001 decreased $10.5 million to $20.7 million in fiscal 2001 from $31.2 million in fiscal 2000. Operating income as a percentage of net sales decreased to 11.2% in fiscal 2001 from 15.2% in fiscal 2000. The decrease in operating income was the result of the decline in sales and the increase in operating expenses.

     Other Income (Expense). Other expense in fiscal 2001 decreased $1.2 million to $16.2 million from $17.4 million in fiscal 2000 due to declining balances on the Company's long-term debt outstanding and declining interest rates.

     Net Income.   Net income for fiscal  2001 was $2.9 million compared to $8.6 million in fiscal 2000.  The decrease was the result of lower operating income.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a $65 million revolving line of credit which matures in January 2005. At June 29, 2002, $23.2 million was available for future borrowing under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of its RBCA in fiscal 2005 although no assurance can be given in this regard.

     Cash provided by (used in) operating activities in fiscal 2002, 2001 and 2000 was ($3.7) million, $21.5 million and $3.5 million, respectively. Increases in accounts receivable and inventory to support the acquired CCP college bookstore business created the change in cash provided by (used in) operating activities between fiscal 2002 and fiscal 2001. Reductions in inventory and accounts receivable and increases in payables contributed to the increase in cash provided by operating activities in fiscal 2001 compared to fiscal 2000.

         Cash used in investing activities for fiscal 2002, 2001 and 2000 was $4.2 million, $8.4 million and $1.9 million, respectively. Cash used in investing activities in fiscal 2002 was principally related to capital expenditures associated with the construction of a new garment decoration facility in Chillicothe, Missouri. The cash used in investing activities in fiscal 2001 was related to the purchase of CCP and capital expenditures, partially offset by $2.7 million in proceeds from the sale of Tandem. In fiscal 2000 cash used in investing activities represented capital expenditures.

         Cash provided by (used in) financing activities for fiscal 2002, 2001 and 2000 was $2.9 million, ($9.3) million and ($10.4) million, respectively. The net $2.9 million provided from financing activities in fiscal 2002 was created by borrowings under the new RBCA to replace existing bank loans and support increased working capital and equipment needs related to the acquisition of the CCP business. The cash used in financing activities in fiscal 2001 and fiscal 2000 was primarily related to long-term debt repayments of which $8.5 million and $7.8 million were debt prepayments in fiscal 2001 and fiscal 2000, respectively.

         GFSI, Inc. anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of GFSI, Inc. to provide funds to service the Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $407,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

         A summary of the Company's contractual cash obligations by maturity date as of June 29, 2002 is as follows:

                                                                                                                AFTER 5
CONTRACTUAL OBLIGATIONS                           TOTAL            YEAR 1      YEARS 2-3        YEARS 4-5        YEARS
-----------------------                           -----            ------      ---------        ---------       -------

Long-term debt                                $156,001,132    $     72,018    $ 30,711,346    $125,057,197    $   160,571
Capital lease obligations                          308,207         105,069         193,292           9,846             --
Operating leases                                 1,462,482         734,856         689,871          37,755             --
                                              ------------    ------------    ------------    ------------    -----------

Total Contractual Cash Obligations            $157,771,821    $    911,943    $ 31,594,509    $125,104,798    $   160,571
                                              ============    ============    ============    ============    ===========

It is anticipated that leases that expire will be renewed or replaced, and future lease commitments are not expected to aggregate less than the amount shown in year 1.


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

         The Company implemented both of these pronouncements during fiscal 2002, and as a result, decreased net sales by $.9 million and $1.2 million for fiscal 2001 and 2000, respectively, to reclassify certain customer incentive programs and volume rebates that had previously been recorded as operating expenses.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, that apply to purchase method business combinations with an acquisition date before July 1, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. The adoption of SFAS No. 141 and SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The new standard eliminates the requirement to classify all gains and losses related to debt extinguishments as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board ("APB") Opinion No. 30 for classification as an extraordinary item shall be reclassified. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the first quarter of fiscal 2003, and will reclassify the 2002 extraordinary loss on extinguishment of debt as other income (expense) in accordance with the transition provisions of SFAS No. 145. It is anticipated that net income, shareholders equity or cash flows will not be impacted by this new standard.


SEASONALITY AND INFLATION

      The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2002, net sales of the Company during the first half and second half of the fiscal year were approximately 54% and 46%, respectively. The seasonality of sales is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show no significant seasonal variations.

      The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's market risk exposure is primarily due to possible fluctuations in interest rates. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the RBCA, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page

Independent Auditors' Report............................................     15

Report of Independent Accountants.......................................     16

Independent Auditors' Report............................................     17

Consolidated Balance Sheets -  June 29, 2002 and June 29, 2001..........     18

Consolidated Statements of Income - Years Ended  June 29, 2002,
    June 29, 2001 and June 30, 2000.....................................     19

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) - Years Ended June 29, 2002, June 29, 2001
    and June 30, 2000...................................................     20

Consolidated Statements of Cash Flows - Years Ended June 29, 2002,
    June 29, 2001 and June 30, 2000.....................................     21

Notes to Consolidated Financial Statements..............................     22

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
GFSI, Inc.


We have audited the accompanying consolidated balance sheet of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiaries (the Company) as of June 29, 2002, and the related consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFSI, Inc. and subsidiaries as of June 29, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  KPMG LLP
     Kansas City, Missouri
     August 23, 2002

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





/s/  PricewaterhouseCoopers LLP
     Kansas City, Missouri
     September 12, 2001

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI, Inc. and subsidiary
Lenexa, Kansas

     We have audited the accompanying consolidated balance sheet (not presented herein) of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiary (the "Company") as of June 30, 2000 and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  DELOITTE & TOUCHE LLP
     Kansas City, Missouri
     September 8, 2000


                           GFSI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 29,           JUNE 29,
                                     ASSETS                                                2002               2001
                                                                                         --------          ---------

Current assets:
     Cash and cash equivalents................................................         $     312,981     $   5,308,854
     Accounts receivable, net of allowance for doubtful accounts of
        $766,557 and $696,988 at June 29, 2002 and June 29, 2001..............            32,626,432        22,694,322
     Inventories, net.........................................................            45,728,918        37,735,617
     Deferred income taxes....................................................               844,513           910,828
     Prepaid expenses and other current assets................................             1,268,478         1,143,310
                                                                                       --------------    --------------
          Total current assets................................................            80,781,322        67,792,931

Property, plant and equipment, net............................................            19,670,864        18,574,473

Other assets:
     Deferred financing costs, net of accumulated amortization of
        $3,556,183 and $5,040,750 at June 29, 2002 and June 29, 2001.........              3,873,368         5,193,506
     Other...................................................................              1,010,267         2,006,082
                                                                                       --------------    --------------
                                                                                           4,883,635         7,199,588
                                                                                       --------------    --------------
               Total assets..................................................          $ 105,335,821     $  93,566,992
                                                                                       ==============    ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable........................................................          $  12,010,292     $  12,777,790
     Accrued interest expense................................................              4,364,497         3,774,778
     Accrued expenses........................................................              5,983,237         5,895,123
     Income taxes payable....................................................              5,087,122           198,710
     Current portion of long-term debt.......................................                177,087         6,699,631
                                                                                       --------------    --------------
          Total current liabilities..........................................             27,622,235        29,346,032

Deferred income taxes........................................................                699,338         1,189,369
Long-term debt, less current portion.........................................            156,132,252       145,641,802
Other long-term obligations..................................................                526,804           526,804

Commitments and contingencies (Notes 2 and 5)................................

Stockholders' equity (deficiency):
      Common Stock, $.01 par value, 10,000 shares authorized, one                                 --                --
      share issued at June 29, 2002 and June 29, 2001........................
      Additional paid-in capital.............................................             59,127,463        59,127,463
      Accumulated deficiency.................................................           (138,772,271)     (142,264,478)
                                                                                       --------------    --------------
          Total stockholders' equity (deficiency)............................            (79,644,808)      (83,137,015)
                                                                                       --------------    --------------
               Total liabilities and stockholders' equity (deficiency).......          $ 105,335,821     $  93,566,992
                                                                                       ==============    ==============


                See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                          YEARS ENDED
                                                                      ----------------------------------------------------
                                                                          JUNE 29,          JUNE 29,           JUNE 30,
                                                                           2002               2001               2000
                                                                       -------------     -------------      --------------

Net sales....................................................         $ 197,249,505      $ 185,304,630      $ 205,500,222
Cost of sales................................................           123,622,656        114,578,443        126,173,741
                                                                      --------------     --------------     --------------
          Gross profit.......................................            73,626,849         70,726,187         79,326,481

Operating expenses:
     Selling ................................................            24,582,462         22,303,126         23,293,887
     General and administrative..............................            26,350,017         26,378,351         24,799,427
     Restructuring costs.....................................                    --            836,291                 --
     Acquisition of business.................................                    --          1,110,331                 --
     Gain on disposition of business.........................                    --           (629,787)                --
                                                                      --------------     --------------     --------------
                                                                         50,932,479         49,998,312         48,093,314
                                                                      --------------     --------------     --------------
          Operating income...................................            22,694,370         20,727,875         31,233,167

Other income (expense):
     Interest expense........................................           (15,747,032)       (16,660,774)       (17,661,033)
     Other   ................................................                20,877            414,320            211,279
                                                                      --------------     --------------     --------------
                                                                        (15,726,155)       (16,246,454)       (17,449,754)
                                                                      --------------     --------------     --------------

Income before income taxes ..................................             6,968,215          4,481,421         13,783,413
Income tax expense...........................................            (2,717,555)        (1,630,880)        (5,177,684)
                                                                      --------------     --------------     --------------
Net income before extraordinary item.........................             4,250,660          2,850,541          8,605,729

Extraordinary item, net of tax benefit.......................               606,298                 --                 --
                                                                      --------------     --------------     --------------
Net income...................................................         $   3,644,362      $   2,850,541      $   8,605,729
                                                                      ==============     ==============     ==============



                 See notes to consolidated financial statements.


                           GFSI, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

           YEARS ENDED JUNE 29, 2002, JUNE 29, 2001 AND JUNE 30, 2000




                                           COMMON STOCK       ADDITIONAL                          TOTAL
                                        -----------------       PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                        SHARE     AMOUNTS       CAPITAL        DEFICIENCY    EQUITY (DEFICIENCY)
                                        -----     -------       -------       -----------   --------------------

Balance, July 2, 1999................      1      $    --    $ 54,527,463    $(153,541,960)   $  (99,014,497)
  Net income.........................                                            8,605,729         8,605,729
  Capital contributions from GFSI
  Holdings, Inc......................                           3,600,000                          3,600,000
                                         ---      -------    ------------    --------------   ---------------

Balance, June 30, 2000...............      1           --      58,127,463     (144,936,231)      (86,808,768)
  Net income.........................                                            2,850,541         2,850,541
  Capital contributions from GFSI
  Holdings, Inc......................                           1,000,000                          1,000,000
  Distributions to GFSI
  Holdings, Inc......................                                             (178,788)         (178,788)
                                         ---      -------    ------------    --------------   ---------------

Balance, June 29, 2001...............      1           --      59,127,463     (142,264,478)     ( 83,137,015)
  Net income.........................                                            3,644,362         3,644,362
  Distributions to GFSI
  Holdings, Inc......................                                             (152,155)         (152,155)
                                         ---      -------    ------------    --------------   ---------------

Balance, June 29, 2002................     1      $    --    $ 59,127,463    $(138,772,271)   $  (79,644,808)
                                         ===      =======    ============    ===============  ===============





                 See notes to consolidated financial statements.







                           GFSI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEARS ENDED
                                                                   --------------------------------------------------
                                                                      June 29,           June 29,          June 30,
                                                                        2002               2001               2000
                                                                   --------------     --------------    -------------

Cash flows from operating activities:
  Net income.................................................      $   3,644,362      $   2,850,541     $  8,605,729
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ............................................          3,094,579          3,045,912        3,235,324
    Amortization of deferred financing costs.................          1,152,495          1,188,816        1,155,580
    Amortization of other intangibles........................          1,000,000                 --               --
    Gain on disposition of business..........................                 --           (629,787)              --
    (Gain) loss on sale or disposal of property, plant and
    equipment................................................             (1,561)           (99,015)          56,545
    Deferred income taxes....................................           (423,716)           156,388          534,079
    Extraordinary loss on early extinguishment of debt.......            993,899                 --               --
  Changes in operating assets and liabilities:
    Accounts receivable, net.................................         (9,932,110)         5,109,405       (1,420,388)
    Inventories, net.........................................         (7,993,301)         8,498,301       (3,816,043)
    Prepaid expenses, other current assets and other assets             (129,353)          (113,918)        (555,784)
    Accounts payable, accrued expenses and other long-term
      obligations............................................             (3,948)         1,434,463       (3,920,226)
    Income taxes payable.....................................          4,888,412            105,440         (319,921)
                                                                   --------------     --------------    -------------
        Net cash provided by (used in) operating activities..         (3,710,242)        21,546,546        3,554,895
                                                                   --------------     --------------    -------------
Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment.......             13,600            202,919           61,489
  Purchases of property, plant and equipment.................         (4,203,011)        (1,787,532)      (1,998,240)
  Proceeds from disposition of business......................                 --          2,672,458               --
  Acquisition of business....................................                 --         (9,500,000)              --
                                                                   --------------     --------------    -------------
        Net cash used in investing activities................         (4,189,411)        (8,412,155)      (1,936,751)
                                                                   --------------     --------------    -------------
Cash flows from financing activities:
  Net changes to revolving credit agreement borrowing........         30,527,000                 --               --
  Issuance of long-term debt.................................            300,000                 --               --
  Payments on long-term debt.................................        (26,859,092)       (15,061,032)     (14,035,648)
  Distributions to GFSI Holdings, Inc........................           (152,155)          (178,788)              --
  Capital contributions from GFSI Holdings, Inc..............                 --          1,000,000        3,600,000
  Cash paid for financing costs..............................           (911,973)          (189,922)              --
  Seller financing for acquisition of business...............                 --          5,158,000               --
                                                                   --------------     --------------    -------------
        Net cash provided by (used in) financing activities            2,903,780         (9,271,742)     (10,435,648)
                                                                   --------------     --------------    -------------
        Net increase (decrease) in cash and cash equivalents          (4,995,873)         3,862,649       (8,817,504)

Cash and cash equivalents,
  Beginning of period........................................          5,308,854          1,446,205       10,263,709
                                                                   --------------     --------------    -------------
  End of period..............................................      $     312,981      $   5,308,854     $  1,446,205
                                                                   ==============     ==============    =============
Supplemental cash flow information:
          Interest paid.....................................       $  14,004,814      $  15,697,623     $ 16,329,449
                                                                   ==============     ==============    =============
          Income taxes paid.................................       $  (2,391,366)     $     359,451     $  1,530,298
                                                                   ==============     ==============    =============
Non-cash investing and financing activities:
  Equipment purchased under capital lease...................       $          --      $      93,920     $    468,338
                                                                   ==============     ==============    =============



                 See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED JUNE 29, 2002, JUNE 29, 2001 AND JUNE 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS--The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports organizations. The Company's customer base is spread throughout the United States.

      OWNERSHIP--The Company is a wholly-owned subsidiary of GFSI Holdings, Inc.

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Event 1, CC Products, Inc. and GFSI Canada Company. All significant intercompany accounts and transactions have been eliminated.

      FISCAL YEAR--The Company utilizes a 52/53 week fiscal year which ends on the Saturday nearest June 30. The twelve month periods ended June 29, 2002, June 29, 2001 and June 30, 2000, each contain 52 weeks.

      REVENUE RECOGNITION--The Company recognizes revenues when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Returns, discounts and sales allowance estimates are based on projected sales trends, historical data and other known factors. If actual returns, discounts and sales allowances are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

      CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      ACCOUNTS RECEIVABLE--Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

      INVENTORIES--Inventories are carried at the lower of cost or market determined under the First-In, First-Out (FIFO) method. The Company writes down obsolete and unmarketable inventories to their estimated market value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than projected, additional inventory write-downs may be required. The Company also records changes in valuation allowances due to changes in its operating strategy, such as the discontinuances of certain product lines and other merchandising decisions related to changes in demand. It is possible that further changes in required inventory allowances may be necessary in the future as a result of market conditions and competitive pressures. Inventories consist primarily of non-decorated apparel ("blanks"). Included in inventories are markdown allowances  of  $507,000  and  $1,174,000  at June 29,  2002  and June 29,  2001
respectively.

      PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

      Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

            Buildings and improvements....................     40 years
            Furniture and fixtures........................   3-10 years

      LONG-LIVED ASSETS-- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstance indicate that the carrying amount of its assets might not be recoverable. The Company has concluded no financial statement adjustment is required.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      DEFERRED FINANCING COSTS--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

      ADVERTISING COSTS-- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $1,537,768, $1,811,190 and $1,676,842 for the years ended June 29, 2002, June
29, 2001 and June 30, 2000, respectively.

      INCOME TAXES-- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

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

      SEGMENT INFORMATION-- No single customer represents ten percent or more of consolidated net sales. In addition, substantially all of the Company's net sales are derived from sources within the United States of America and substantially all of its assets are located within the United States of America.

      NEW ACCOUNTING STANDARDS--The FASB's Emerging Issues Task Force ("EITF") released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus' concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue.

     The Company implemented both of these pronouncements during fiscal 2002, and as a result, decreased net sales by $.9 million and $1.2 million for fiscal 2001 and 2000, respectively, to reclassify certain customer incentive programs and volume rebates that had previously been recorded as operating expenses.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, that apply to purchase method business combinations with an acquisition date before July 1, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. The adoption of SFAS No. 141 and SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The new standard eliminates the requirement to classify all gains and losses related to debt extinguishments as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board ("APB") Opinion No. 30 for classification as an extraordinary item shall be reclassified. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the first quarter of fiscal 2003, and will reclassify the 2002 extraordinary loss on extinguishment of debt as other income (expense) in accordance with the transition provisions of SFAS No. 145. It is anticipated that net income, shareholders equity or cash flows will not be impacted by this new standard.

      RECLASSIFICATIONS-- Certain reclassifications have been made to the fiscal 2001 and 2000 consolidated financial statements to conform to the fiscal 2002 presentation.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   RESTRUCTURING, ACQUISITION AND DISPOSITION

     During fiscal 2001, the Company recorded $836,291 in severance and employee termination benefits related to the execution of a restructuring plan that eliminated approximately 50 positions.

     On April 20, 2001, the Company signed a Stock Purchase Agreement to purchase 100% of the issued and outstanding stock of Champion Products, Inc. ("CPI" or "Champion") through a wholly-owned subsidiary, CC Products, Inc.
("CCP"), and on June 25, 2001 the transaction closed. The Company paid approximately $9.5 million for the common stock of CPI and a non-competition agreement which was payable in four installments through October 1, 2001. In addition, the Company entered into a 15 year License Agreement (the "License Agreement") with Sara Lee Corporation (the former parent company of CPI) for the exclusive use of the Champion logo and related trademarks on certain products sold beginning July 1, 2001. Under the License Agreement, the Company will pay a royalty to Sara Lee Corporation based upon net sales beginning in fiscal 2004. The royalty rate ranges from 3% to 6% of net sales from years 3 to 15 of the License Agreement. The License Agreement provides for guaranteed minimum royalties of $1 million per year in years 3 and 4 of the License Agreement. CCP was designated a restricted subsidiary under the Senior Subordinated Notes and executed a guaranty for that debt instrument in June 2001.

     The Company used the purchase method of accounting to record this transaction as follows:

        Inventory                                         $ 7,250,000
        Other long-term asset acquired                        500,000
        Non-competition agreement                           2,000,000
        Deferred tax liability                               (195,000)
                                                          -----------
                                                          $ 9,555,000
                                                          ===========

     During fiscal 2002 CCP had sales of $43.4 million and produced an operating contribution of $7.7 million. CCP had no sales and incurred $1,110,331 of preparatory and integration costs in fiscal 2001.

     Unaudited pro-forma consolidated results of operations for the years ended June 30, 2000 and June 29, 2001, as if the Company had acquired Champion as of the beginning of each year, follow. The pro-forma results include estimates and assumptions which management believes are reasonable and exclude the $1,110,331 of non-recurring preparatory and integration costs incurred in fiscal 2001 related to the acquisition. However, pro-forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred as of the beginning of the periods indicated.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                PRO-FORMA SUPPLEMENTAL DATA
                                                       (UNAUDITED)
                                                       YEARS ENDED
                                            ---------------------------------
                                            JUNE 29, 2001      JUNE 30, 2000
                                            -------------      -------------
        Net sales...................         $226,959,327       $249,589,000
        Operating income............           24,414,206         32,333,167
        Net income (loss)...........            5,058,308          9,123,649

     On June 29, 2001, the Company sold the assets related to its Tandem Marketing business for approximately $2.7 million in cash, net of closing costs, and the buyer's assumption of $1.2 million in Tandem related liabilities. The Company recognized a $629,787 gain on the sale of Tandem Marketing. Tandem Marketing had revenues of $11.7 million and $13.5 million for the fiscal years ended June 29, 2001, and June 30, 2000, respectively. Tandem Marketing had operating income of $.5 million and $1.9 million for the fiscal years ended June 29, 2001, and June 30, 2000, respectively.


3.   PROPERTY, PLANT AND EQUIPMENT

                                              JUNE 29, 2002    JUNE 29, 2001
                                              -------------    -------------

Land......................................     $  2,455,373     $  2,455,373
Buildings and improvements................       21,648,710       21,004,636
Furniture and fixtures....................       19,461,891       18,285,124
                                               ------------     ------------
                                                 43,565,974       41,745,133
Less: accumulated depreciation............       25,928,438       23,202,103
                                               ------------     ------------
                                                 17,637,536       18,543,030
Construction in progress..................        2,033,328           31,443
                                               ------------     ------------
                                               $ 19,670,864     $ 18,574,473
                                               ============     ============


Assets under capital leases were summarized as follows:

                                              JUNE 29, 2002    JUNE 29, 2001
                                              -------------    -------------

Furniture and fixtures ...................    $     571,264    $     565,777
Less: accumulated amortization............          255,426          143,383
                                              -------------    -------------
Net assets under capital lease............    $     315,838    $     422,394
                                              =============    =============

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following are the minimum lease payments that will be made in each of the years indicated based on capital and operating leases in effect as of June 29, 2002:


        Fiscal Year:                                               CAPITAL       OPERATING
                                                                   -------       ---------

        2003..........................................            $105,069      $  734,856
        2004..........................................              97,765         562,039
        2005..........................................              95,527         127,832
        2006..........................................               9,846          37,755
        2007..........................................                  --              --
                                                                  ---------     ----------
        Total minimum lease payments..................             308,207      $1,462,482
                                                                                ==========
        Amount representing interest..................             (39,881)
                                                                  ---------
        Present value of minimum lease payments.......            $268,326
                                                                  =========

Rental expense for all operating leases aggregated $726,516, $598,349 and $659,338 in fiscal years 2002, 2001 and 2000, respectively. It is anticipated that the leases that expire will be renewed or replaced, and future lease commitments are not expected to aggregate less than the amount shown in fiscal 2003.


4.   LONG-TERM DEBT AND CREDIT AGREEMENT

     Long-term debt consists of:

                                                                                      JUNE 29,          JUNE 29,
                                                                                        2002              2001
                                                                                   -------------      ------------

Senior Subordinated Notes, 9.625% interest rate, due 2007.......................   $ 125,000,000      $125,000,000
Revolving Bank Credit Agreement, variable interest rate, due 2005...............      30,527,000                --
Term Loan A, variable interest rate, 7.5%
    at June 29, 2001, due 2002..................................................              --        11,053,395
Term Loan B, variable interest rate, 8.0%
    at June 29, 2001, due 2004..................................................              --        15,604,794
Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate..............         219,293           275,957
Capital lease obligations.......................................................         268,326           407,287
Other...........................................................................         294,720                --
                                                                                    ------------      ------------
                                                                                     156,309,339       152,341,433
Less current portion............................................................         177,087         6,699,631
                                                                                    ------------      ------------
                                                                                    $156,132,252      $145,641,802
                                                                                    ============      ============

     During the third quarter of fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit which matures in January 2005. Proceeds from borrowings under the replacement RBCA were used to retire the Company's existing bank debt which was comprised of both term loans and revolving debt. The Company incurred fees and expenses totaling approximately $906,000 to close the credit facility. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at June 29, 2002 was 4.7%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At June 29, 2002 the Company had $8.8 million in letters of credit outstanding and $23.2 million in unused borrowing availability under the RBCA. At June 29, 2001 the Company had $26.7 million in borrowings and $8.2 million in letters of credit outstanding under the previous bank Credit Agreement.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The RBCA is secured by substantially all of GFSI's assets and is guaranteed by GFSI's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. The RBCA requires the Company, among other things, to maintain a minimum fixed charge coverage ratio as defined in the RBCA. At the most restrictive level, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0. As of June 29, 2002, the Company was in compliance with the restrictions and covenants of the RBCA.

     On February 27, 1997, GFSI issued the 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $125,000,000. Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1 each year. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:


           YEAR                                                 PERCENTAGE
           ----                                                 ----------
           2002..............................................    104.813%
           2003..............................................    103.208
           2004..............................................    101.604
           2005 and thereafter...............................    100.000

     Upon the occurrence of a change of control, GFSI will be required, subject to certain conditions, to make an offer to purchase the Senior Subordinated Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. The Senior Subordinated Notes are publicly traded over the counter. At June 29, 2002, the quoted market price for the Senior Subordinated Notes was 85/100. At June 29, 2002, the Senior Subordinated Notes estimated fair value approximated $106,250,000.

     The Senior Subordinated Notes are senior unsecured obligations of GFSI and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of GFSI, including borrowings under the RBCA. The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 29, 2002, the Company was in compliance with all such covenants.


     On June 1, 1998, GFSI purchased a building and land in Bedford, Iowa for approximately $428,000 in the form of a mortgage note payable at $6,325 per month from July 1998 through June 2004 with a lump sum payment of $97,600 in June 2004. The note payable to the City of Bedford, Iowa is secured by the property mortgaged.

     Aggregate maturities of the Company's long-term debt as of June 29, 2002 are as follows:


           YEAR
           ----
           2003......................................      $    177,087
           2004......................................           261,528
           2005......................................        30,643,110
           2006......................................            37,663
           2007......................................       125,029,380
           Thereafter................................           160,571
                                                           ------------
           Total                                           $156,309,339
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


6.  PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution (401k) plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. In addition, the Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $528,313, $616,756 and $716,624 for the years ended June 29, 2002,
June 29, 2001 and June 30, 2000 respectively.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INCOME TAXES


     The provisions for income taxes for the years ended June 29, 2002, June 29, 2001 and June 30, 2000 consist of the following:

                                                            June 29,      June 29,       June 30,
                                                              2002          2001           2000
                                                          -----------    -----------    -----------

Current income tax provision.......................       $ 2,366,071    $ 1,474,492    $ 4,643,605
Deferred income tax provision (benefit)............           (36,116)       156,388        534,079
                                                          ------------   -----------    -----------
     Total income tax provision....................       $ 2,329,955    $ 1,630,880    $ 5,177,684
                                                          ============   ===========    ===========


Allocated to:
   Operating activities.............................      $ 2,717,555    $ 1,630,880    $ 5,177,684
   Extraordinary loss...............................         (387,600)            --             --
                                                          ------------   -----------    -----------
   Total income tax provision.......................      $ 2,329,955    $ 1,630,880    $ 5,177,684
                                                          ============   ===========    ===========


The income tax provisions from operating activities differ from amounts computed at the statutory federal year ended income tax rate as follows:

                                                               JUNE 29, 2002         JUNE 29, 2001            JUNE 30, 2000
                                                          --------------------   --------------------    ---------------------
                                                            AMOUNT        %        AMOUNT        %         AMOUNT        %
                                                          -----------   -----    ----------    -----     --------      ------

Income tax provision at the statutory rate...........     $2,438,875    35.0%    $1,568,497     35.0%    $4,724,195     34.3%
Effect of state income taxes, net of federal
  benefit............................................        277,472     4.0        149,004      3.3        467,750       3.4
Other................................................          1,208      --        (86,621)    (1.9)       (14,261)      (.1)
                                                          ----------   ------    -----------   ------    -----------   -------
                                                          $2,717,555    39.0%    $1,630,880     36.4%    $5,177,684     37.6%
                                                          ==========   ======    ===========   ======    ===========   =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 29, 2002 and June 29, 2001, along with the income tax effect of each, were as follows:


                                                                JUNE 29, 2002               JUNE 29, 2001
                                                           -----------------------     -----------------------
                                                             DEFERRED INCOME TAX         DEFERRED INCOME TAX
                                                           -----------------------     -----------------------
                                                             ASSETS    LIABILITIES       ASSETS    LIABILITIES
                                                           ----------  -----------     ---------   -----------

Allowance for doubtful accounts ......................     $  298,957   $       --     $  271,825  $       --
Property, plant, and equipment........................             --    1,037,903             --   1,031,191
Accrued expenses......................................        345,574           --        779,277          --
Deferred financing costs..............................             --           --             --     523,975
Other assets, non current.............................        338,000           --             --          --
Other.................................................        348,315      147,768        369,697     144,174
                                                           ----------   ----------     ----------  ----------
Total.................................................     $1,330,846   $1,185,671     $1,420,799  $1,699,340
                                                           ==========   ==========     ==========  ==========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that GFSI disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payables, long-term debt.

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

     LONG-TERM DEBT-- Current market values, if available, are used to determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of its fair value because of the short-term nature of its pricing.


     The following summarizes the estimated fair value of financial instruments, by type:

                                                            JUNE 29, 2002                    JUNE 29, 2001
                                                    ---------------------------    ------------------------------
                                                       CARRYING        FAIR          CARRYING           FAIR
                                                        AMOUNT         VALUE          AMOUNT            VALUE
                                                    ------------   ------------    ------------     -------------
Assets and liabilities:
Cash and cash equivalents.......................    $    312,981   $    312,981    $  5,308,854     $  5,308,854
Accounts receivable.............................      32,626,432     32,626,432      22,694,322       22,694,322
Accounts payable................................      12,010,292     12,010,292      12,777,790       12,777,790
Long-term debt..................................     156,309,339    137,559,339     152,341,433      123,591,433


     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RELATED PARTY TRANSACTIONS

      The Jordan Company Management Corporation has an agreement to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. The Company incurred consulting fees totaling $500,000, $440,000 and $365,000 for years ended June 29, 2002, June 29, 2001 and June 30, 2000, respectively.

      Holdings has a non-competition agreement with a shareholder and an officer. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended, June 29, 2002, June 29, 2001 and June 30, 2001, $250,000 of expense related to this agreement was included in general and administrative expenses.

      The Company has employment agreements with Robert M. Wolff, Chairman and Chief Executive Officer, a Director and a stockholder of the Company. The terms of the employment agreements provide for Mr. Wolff to serve as Chairman of the Company in exchange for a base salary and other employee benefits through 2016. Under the terms of the employment agreements, Mr. Wolff received an annual salary of approximately $195,000, $209,000, and $145,000, and use of a Company vehicle for the years ended June 29, 2002, June 29, 2001 and June 30, 2000, respectively.

      The Company and Holdings have entered into a tax sharing agreement (the "Tax Sharing Agreement") for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries will pay to Holdings on an annual basis an amount determined by reference to the separate tax liability of the Company as calculated pursuant to Section 1552(a)(1) of the Code and applicable regulations thereunder. For the years ended June 29, 2002, June 29, 2001 and June 30, 2000 payments (refunds) under this agreement, net of capital contributions from Holdings of $0, $1,000,000 and $3,600,000, respectively, aggregated ($2,391,366), $359,451 and $1,530,298, respectively.


10.  EXTRAORDINARY ITEM

      In March 2002, the Company entered into a $65 million bank credit facility and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. An approximately $606,000 extraordinary loss, net of related tax benefits, was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank facility.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by GFSI, Inc. The subsidiary guarantees of GFSI, Inc.'s debts are full and unconditional.


AS OF JUNE 29, 2002 (in thousands):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------
Assets:
    Current assets                                                    $  78,629     $ 17,394      $ (15,242)      $  80,781
    Investment in equity of subsidiaries                                 16,328           --        (16,328)             --
    Property, plant and equipment                                        19,120          551             --          19,671
    Other assets                                                          4,882            4             (2)          4,884
                                                                      ----------    ---------     ----------      ----------
      Total assets                                                    $ 118,959     $ 17,949      $ (31,572)      $ 105,336
                                                                      ==========    =========     ==========      ==========

Liabilities and stockholders' equity
    Current liabilities                                               $  41,441     $  1,426      $ (15,244)      $  27,623
    Deferred income taxes                                                   504          195             --             699
    Other liabilities                                                       527           --             --             527
    Long-term debt                                                      156,132           --             --         156,132
    Stockholders' equity (deficiency)                                   (79,645)      16,328        (16,328)        (79,645)
                                                                      ----------    ---------     ----------      ----------
      Total liabilities and stockholders' equity (deficiency)         $ 118,959     $ 17,949      $ (31,572)      $ 105,336
                                                                      ==========    =========     ==========      ==========



YEAR ENDED JUNE 29, 2002 (in thousands):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------

Revenues                                                              $ 145,512     $  55,705     $  (3,968)     $  197,249
Costs and expenses                                                      132,351        46,172        (3,968)        174,555
                                                                      ----------    ----------    ----------     -----------
    Operating Income                                                     13,161         9,533            --          22,694
Equity in net earnings of subsidiaries                                    5,813            --        (5,813)             --
Interest expense and other                                              (15,725)           (1)           --         (15,726)
                                                                      ----------    ----------    ----------     -----------
Income before income taxes                                                3,249         9,532        (5,813)          6,968
Provision for income taxes (benefit)                                     (1,001)        3,719            --           2,718
                                                                      ----------   ------------   ----------     -----------
Net income before extraordinary item                                      4,250         5,813        (5,813)          4,250
Extraordinary item, net of tax benefit                                     (606)           --            --            (606)
                                                                      ----------    ----------    ----------     -----------
Net income                                                            $   3,644     $   5,813     $  (5,813)     $    3,644
                                                                      ==========    ==========    ==========     ===========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)


YEAR ENDED JUNE 29, 2002 (in thousands):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------
Net cash flows from operating activities                              $  (3,921)   $      211     $       --      $  (3,710)

Net cash flows used in investing activities                              (3,911)         (279)            --         (4,190)

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                     30,527            --             --         30,527
    Payments on long-term debt                                          (26,859)           --             --        (26,859)
    Cash paid for financing costs                                          (912)           --             --           (912)
    Issuance of long-term debt                                              300            --             --            300
    Distributions to GFSI Holdings, Inc.                                   (152)           --             --           (152)
                                                                      ----------   -----------     ----------      ---------
                                                                          2,904            --             --          2,904
                                                                      ----------   -----------     ----------      ---------

    Net decrease in cash and cash equivalents                            (4,928)          (68)            --         (4,996)
    Cash and cash equivalents at beginning of period                      5,263            46             --          5,309
                                                                      ----------    ----------    -----------      ---------
    Cash and cash equivalents end of period                           $     335     $     (22)    $       --       $    313
                                                                      ==========    ==========    ===========      =========



AS OF JUNE 29, 2001 (in thousands) (unaudited):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------
Assets:
    Current assets                                                    $  62,634     $  16,151     $  (10,992)     $  67,793
    Investment in equity of subsidiaries                                 10,515            --        (10,515)            --
    Property, plant and equipment                                        17,952           622             --         18,574
    Other assets                                                          7,202            --             (2)         7,200
                                                                      ----------    ----------    -----------     ----------
        Total assets                                                  $  98,303     $  16,773     $  (21,509)     $  93,567
                                                                      ==========    ==========    ===========     ==========

Liabilities and stockholders' equity
    Current liabilities                                              $   34,277     $   6,063     $  (10,994)     $  29,346
    Deferred income taxes                                                   994           195             --          1,189
    Other liabilities                                                       527            --             --            527
    Long-term debt                                                      145,642            --             --        145,642
    Stockholders' equity (deficiency)                                   (83,137)       10,515        (10,515)       (83,137)
                                                                      ----------    ----------    -----------     ----------
        Total liabilities and stockholders' equity (deficiency)       $  98,303     $  16,773     $  (21,509)     $  93,567
                                                                      ==========    ==========    ===========     ==========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)


YEAR ENDED JUNE 29, 2001 (IN THOUSANDS) (UNAUDITED):


                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------

Revenues                                                              $ 178,568    $   10,536     $  (3,799)      $ 185,305
Costs and expenses                                                      158,504         9,872        (3,799)        164,577
                                                                      ----------   -----------    ----------      ----------
    Operating Income                                                     20,064           664            --          20,728
Equity in net earnings of subsidiaries                                      455            --          (455)             --
Interest expense                                                        (16,745)           85            --         (16,660)
Other, net                                                                  417            (3)           --             414
                                                                      ----------    ----------    ----------       ---------
Income before income taxes                                                4,191           746          (455)          4,482
Provision for income taxes                                                1,340           291            --           1,631
                                                                      ----------    ----------    ----------      ----------
Net income                                                            $   2,851     $     455     $    (455)      $   2,851
                                                                      ==========    ==========    ==========      ==========



YEAR ENDED JUNE 29, 2001 (IN THOUSANDS) (UNAUDITED):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------

Net cash flows from operating activities                              $  21,448    $      99     $        --      $  21,547

Investing activities
    Proceeds from sales of property, plant and equipment                    203           --              --            203
    Purchase of property, plant and equipment                            (1,769)         (19)             --         (1,788)
    Proceeds from disposition of business                                 2,672           --              --          2,672
    Acquisition of business                                              (9,500)          --              --         (9,500)
                                                                      ----------   ----------    ------------     ----------
                                                                      $  (8,394)         (19)             --         (8,413)
                                                                      ----------   ----------    ------------     -----------

Cash flows from financing activities:
    Payments on long-term debt                                          (15,061)          --              --        (15,061)
    Cash paid for financing costs                                          (190)          --              --           (190)
    Capital contribution from GFSI Holdings, Inc.                         1,000           --              --          1,000
    Seller financing for acquisition of business                          5,158           --              --          5,158
    Distributions to GFSI Holdings, Inc.                                   (178)          --              --           (178)
                                                                      ----------   ----------    ------------     ----------
                                                                      $  (9,271)          --              --      $  (9,271)
                                                                      ----------   ----------    ------------     ----------

    Net decrease in cash and cash equivalents                             3,783           80              --          3,863
    Cash and cash equivalents at beginning of period                      1,479          (33)             --          1,446
                                                                      ----------   ----------    ------------     ----------
    Cash and cash equivalents end of period                           $   5,262    $      47     $        --      $   5,309
                                                                      ==========   ==========    ============     ==========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)


YEAR ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------

Revenues                                                              $ 199,014    $  10,777     $    (4,291)     $  205,500
Costs and expenses                                                      169,444        9,114          (4,291)        174,267
                                                                      ----------    ---------    ------------     -----------
    Operating Income                                                     29,570        1,663              --          31,233
Equity in net earnings of subsidiaries                                      989           --            (989)             --
Interest expense and other                                              (17,456)           6              --         (17,450)
                                                                      ----------   ----------    ------------     -----------
Income before income taxes                                               13,103        1,669            (989)         13,783
Provision for income taxes                                                4,497          680              --           5,177
                                                                      ----------   ----------    ------------     -----------
Net income                                                            $   8,606    $     989     $      (989)     $    8,606
                                                                      ==========   ==========    ============     ===========


YEAR ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED):

                                                                        PARENT     SUBSIDIARY    CONSOLIDATING   CONSOLIDATED
                                                                        OBLIGOR    GUARANTORS     ADJUSTMENTS     GFSI, INC.
                                                                      ----------   ----------    -------------   ------------

Net cash flows from operating activities                              $   3,548    $       7      $       --       $   3,555

Net cash flows used in investing activities                              (1,852)         (85)             --          (1,937)

Cash flows from financing activities:
    Payments on long-term debt                                          (14,035)          --              --         (14,035)
    Contributions from GFSI Holdings, Inc.                                3,600           --              --           3,600
                                                                      ----------   ----------     -----------      ----------
                                                                      $ (10,435)          --              --       $ (10,435)
                                                                      ----------   ----------     -----------      ----------

    Net decrease in cash and cash equivalents                           (8,739)          (78)             --          (8,817)
    Cash and cash equivalents at beginning of period                     10,218           45              --          10,263
                                                                      ----------   ----------     -----------     ----------

    Cash and cash equivalents end of period                           $   1,479    $     (33)     $       --       $   1,446
                                                                      ==========   ==========     ===========      ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant engaged KPMG LLP as its independent accountants as of May 28, 2002. The Registrant's audit committee recommended the change of independent accountants and the Board of Directors approved the decision to change independent accountants. During the two most recent fiscal years prior to the change and through May 28, 2002, the Registrant had not consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements. In connection with its audit for the fiscal year ended June 29, 2001, and through May 28, 2002, there were no disagreement(s) with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of Holdings' directors and executive officers and the positions they hold as of the date of this annual report:

NAME                                   AGE        POSITION WITH COMPANY
----                                   ----       ---------------------

Robert M. Wolff                         67        Chief Executive Officer and Chairman of the Board of Directors

Larry D. Graveel                        53        President, Chief Operating Officer and Director

J. Craig Peterson                       50        Senior Vice President, Chief Financial Officer and Director

Michael H. Gary                         50        Senior Vice President, Sales Administration and Director

A. Richard Caputo, Jr.                  36        Director

John W. Jordan II                       54        Director

David W. Zalaznick                      48        Director


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

     A. RICHARD CAPUTO, Jr. has served as a director of the Company since February 1997. Mr. Caputo is a managing director of The Jordan Company, ("TJC") a private merchant banking firm, with which he has been associated since 1990. Mr. Caputo is also a director of AmeriKing, Inc. and Jackson Products, Inc. as well as other privately held companies.

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

STOCKHOLDERS AGREEMENT

      In connection with the Acquisition, Holdings, the Management Investors (as defined therein) and the Jordan Investors (as defined therein) entered into a subscription and stockholders agreement (the "Stockholders Agreement") which sets forth certain rights and restrictions relating to the ownership of Holdings stock and agreements among the parties thereto as to the governance of Holdings and, indirectly, GFSI.

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

      DIRECTOR COMPENSATION. Each director of Holdings receives $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

      The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's executive officers for services rendered to the Company during each of the three most recent fiscal years.

                                                                                                         BOARD OF
                                                      FISCAL                                             DIRECTORS
POSITION                                               YEAR                SALARY           BONUS        FEES (3)         OTHER (2)
--------                                              ------             ---------         -------       ---------        ---------

Robert M. Wolff                                       2002               $ 195,354              --        $ 20,000        $257,014
     Chairman and Chief Executive Officer             2001                 209,005              --          20,000         257,014
                                                      2000                 144,837              --          20,000         257,014

Larry D. Graveel                                      2002                 350,727              --          20,000           4,718
     President                                        2001                 311,931              --          20,000           6,352
     Chief Operating Officer                          2000                 190,000          35,000          20,000          10,533

J. Craig Peterson (1)                                 2002                 250,666              --          20,000           4,043
     Senior Vice President and                        2001                  87,500              --          10,000              --
     Chief Financial Officer                          2000                      --              --              --              --

Michael H. Gary                                       2002                 325,669              --          20,000           9,531
     Senior Vice President                            2001                 288,654              --          10,000          10,152
                                                      2000                 200,000          40,000              --           9,633

Jim Malseed                                           2002                 180,726          15,500              --          11,125
     Vice President/General Manager CCP               2001                  59,712              --              --           3,865
                                                      2000                      --              --              --              --


(1) During fiscal 2002, Holdings granted J. Craig Peterson options to purchase 45 shares of Holdings' Class A Common Stock and 79.8 shares of Holdings' Class A Preferred Stock. The options vest over a period of two years and were generally granted with an exercise price equal to the formula value at the date of grant. Management believes the formula value reasonably approximates fair value. As a portion of this grant 5 Class A Common shares and 8.87 shares of the Class A Preferred Stock were awarded to Mr. Peterson at a price lower than the formula value and, accordingly, the Company recorded $14,630 in compensation expense during fiscal 2002.

(2) Other compensation for Robert M. Wolff includes $250,000 per annum paid under the Wolff Noncompetition Agreement with Holdings which is described more fully in Item 13. Other compensation for Mr. Wolff and the remaining officers also includes Company contributions to the qualified 401(k) plan and vehicle reimbursement allowances.

(3) Mr. Wolff, Mr. Graveel, Mr. Peterson and Mr. Gary each received compensation as members of the Board of Directors of GFSI Holdings, Inc.


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


                                                                              AMOUNT OF BENEFICIAL
                                                                                  OWNERSHIP(1)
                                                                           -------------------------
                                                                            NUMBER
                                                                              OF          PERCENTAGE
                                                                            SHARES           OWNED
                                                                           --------       ----------
EXECUTIVE OFFICERS AND DIRECTORS:

Robert M. Wolff (2)(3)..............................................          60.0            3.3%
Larry D. Graveel (2)(4).............................................         225.0           12.4
Michael H. Gary (2)(5)..............................................         225.0           12.4
J. Craig Peterson (2)(6)............................................          75.0            4.1
John W. Jordan II (7)(8)............................................       78.3125            4.3
David W. Zalaznick (7)..............................................       78.3125            4.3
A. Richard Caputo, Jr. (7)..........................................          50.0            2.7
All directors and executive officers as a group (7 persons).........       791.625           42.9


OTHER PRINCIPAL STOCKHOLDERS:
JZ Equity Partners PLC (9)..........................................         500.0           27.5
Leucadia Investors, Inc. (10).......................................         125.0            6.9

-----------
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2002 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but notdeemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2002, there were 1,820 shares of common stock of Holdings issued and outstanding.
(2)    The address of each of Messrs. Wolff, Peterson, Graveel and Gary is
       c/o GFSI, Inc., 9700 Commerce Parkway, Lenexa, Kansas 66219.
(3) All shares are held by the Robert M. Wolff Trust, of which Mr. Wolff is a trustee.
(4) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.
(5)    205 shares are held by Michael H. Gary Revocable Trust, of which
       Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.
(6) 25 shares are held by a financial institution as trustee for Mr. Peterson, 25 shares are held by the J. Craig Peterson and Linda Z. Peterson Revocable Trust of which Mr. Peterson is Trustee and
       25 shares issuable upon exercise of stock options.
(7) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.
(8) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.
(9) The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.
(10)   The principal address of Leucadia Investors, Inc. is
       315 Park Avenue South, New York, NY 10010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       WOLFF EMPLOYMENT AGREEMENT. In connection with the acquisition of Winning Ways, Inc. in 1997, the Company entered into an Employment Agreement with Robert
M. Wolff (the "Wolff Employment Agreement"). Pursuant to the Wolff Employment Agreement, Mr. Wolff will serve as Chairman of the Company for a ten-year period ending on the tenth anniversary of the Acquisition. In exchange for his services, the Company will compensate Mr. Wolff with a base salary of $140,000 per annum, subject to annual increases set forth in the Wolff Employment Agreement, to provide him with certain employee benefits comparable to that received by other Company senior executives, including the use of Company cars, and to reimburse him for expenses incurred in connection with the performance of his duties as Chairman. In the event that Mr. Wolff no longer provides services to the Company due to his dismissal for Cause (as defined in the Wolff Employment Agreement), he will no longer be entitled to any compensation from the Company as of the date of his dismissal, subject to certain rights of appeal. During fiscal 2002, the Company entered into a Supplemental Employment Agreement with Robert M. Wolff (the "Wolff Supplemental Agreement") which extended the term of his tenure as an executive of the Company for an additional ten years at a base salary of $120,000 per annum. The Wolff Supplemental Agreement generally follows the same terms and provides for employee benefits similar to the Wolff Employment Agreement.

       WOLFF NONCOMPETITION AGREEMENT. In connection with the Acquisition of Winning Ways in 1997, Holdings entered into a Noncompetition Agreement with Robert M. Wolff (the "Wolff Noncompetition Agreement"). Pursuant to the Wolff Noncompetition Agreement, Mr. Wolff will not, directly or indirectly, (i) (a) engage in or have any active interest in any sportswear or activewear business comparable to that of the Company or (b) sell to, supply, provide goods or services to, purchase from or conduct business in any form with the Company or Holdings for a ten-year period ending on the tenth anniversary of the Acquisition, (ii) disclose at any time other than to the Company or Holdings any Confidential Information (as defined in the Wolff Noncompetition Agreement) and
(iii) engage in any business with the Company or Holdings through an affiliate for as long as Mr. Wolff or any member of his family is the beneficial owner of Holdings' capital stock. In exchange for his covenant not to compete, Holdings will pay Mr. Wolff $250,000 per annum for a period of ten years. In the event that the Wolff Noncompetition Agreement is terminated for Cause (as defined in the Wolff Noncompetition Agreement), Holdings will no longer be obligated to make any payment to Mr. Wolff, but Mr. Wolff will remain obligated to comply with the covenants set forth in the Wolff Noncompetition Agreement until its expiration on the tenth anniversary of the Acquisition.

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

       SHAW EMPLOYMENT AGREEMENT. In April 2001, the Company entered into an Employment Agreement with Robert G. Shaw (the "Shaw Employment Agreement"). Pursuant to the Shaw Employment Agreement, Mr. Shaw will serve as Vice President of the company until February 27, 2007. In exchange for his services, the Company is to compensate Mr. Shaw with a base salary equal to $60,000, which base salary is subject to annual increases at the discretion of the Board of Directors and to provide him with certain employee benefits as set forth in the Shaw Employment Agreement. As a condition of the Shaw Employment agreement, Mr. Shaw was required to sell to Holdings all the shares of common stock and preferred stock of Holdings then held by him and his family and affiliates.

       SHAW NONCOMPETITION AGREEMENT. In connection with the Shaw Employment Agreement, in April 2001 Holdings and Mr. Shaw entered into a Noncompetition Agreement (the "Shaw Noncompetition Agreement"). Pursuant to the Shaw Noncompetition Agreement, Mr. Shaw will not, directly or indirectly, (i) engage in or have any interest in any business that (a) produces or markets decorated activewear and is competitive with or similar to that of the Company of Holdings or (b) sells to, supplies, provides goods or services to, purchases from, or does business with the Company or Holdings, (ii) in any capacity, (a) divert from the Company or Holdings any business with which he has contact while employed by the Company or Holdings, (b) induce any salesperson, supplier, vendor or other person transacting business with the Company or Holdings or (c) induce or cause any employee of the Company or Holdings to leave the employ of the company or Holdings, or (iii) disclose at any time any confidential information (as defined in the Shaw Noncompetition Agreement) other than to the Company or Holdings.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

(1)    FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements appearing in
Item 8, which Index is incorporated herein by reference.

(2)    FINANCIAL STATEMENT SCHEDULE

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements and supplementary data or is considered immaterial.

(3)    EXHIBITS

       A list of the exhibits included as part of this Form 10-K is set forth below.


                                  EXHIBIT INDEX

Exhibit
Number        Description                                                                                Page
-------       -----------                                                                                ----

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

   2.3        Stock Purchase Agreement, dated as of April 20, 2001, by and among Sara Lee Corporation,
              Champion Products, Inc. and GFSI, Inc.                                                      ***

   2.4        First Amendment to Stock Purchase Agreement,  dated June 25, 2001, by and among Sara Lee  Corporation,  Champion  Products,  Inc, and
              GFSI, Inc.                                                                                  ****

   3.1        Certificate of Incorporation of GFSI, Inc.                                                   *

   3.2        Bylaws of GFSI, Inc.                                                                         *

   4.1        Indenture, dated February 27, 1997, between GFSI, Inc. and Fleet National Bank, as Trustee.  *

   4.2        Global Series A Senior Subordinated Note.                                                    *

   4.3        Form of Global Series B Senior Subordinated Note.                                            *

   4.4        Registration Rights Agreement, dated February 27, 1997, by and among GFSI, Inc.,
              Donaldson, Lufkin & Jenrette Securities Corporation and Jefferies & Company, Inc.            *

   4.5        Subscription and Stockholders Agreement, dated February 27, 1997, by and among GFSI,
              Inc. and the investors listed thereto.                                                       *

   4.6        Deferred Limited Interest Guaranty, dated February 27, 1997 by GFSI, Inc. to MCIT PLC.       *

   4.7        Indenture, dated September 17, 1997, between GFSI Holdings, Inc. and State Street Bank       **
              and Trust Company, as Trustee.




Exhibit
Number        Description                                                                                 Page
-------       -----------                                                                                 ----

   4.8        Global Series A Senior Discount Note.                                                        **

   4.9        Form Global Series B Senior Discount Note.                                                   **

   4.10       Registration Rights Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.
              and Donaldson, Lufkin & Jenrette Securities Corporation.                                     **

   10.1(a)    Credit Agreement, dated February 27, 1997, by and among GFSI, Inc., the lenders listed
              thereto and The First National Bank of Chicago, as Agent.                                    *

   10.1(b)    Amendment No. 1 to Credit Agreement dated September 17, 1997 by and among GFSI, Inc.,
              the lenders listed thereto and the First National Bank of Chicago, as agent.                 **

   10.2       Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First National
              Bank of Chicago, as Agent.                                                                   *

   10.3       Trademark Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First
              National Bank of Chicago, as Agent.                                                          *

   10.4       Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases,
              dated February 27, 1997, by GFSI, Inc. in favor of The First National Bank of Chicago.       *

   10.5 (a)   Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Boatmen's
              National Bank.                                                                               *

   10.5 (b)   Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Hillcrest
              Bank.                                                                                        *

   10.6       Tax Sharing Agreement, dated February 27, 1997, between GFSI, Inc. and GFSI Holdings, Inc.   *

   10.7       Management Consulting Agreement, dated February 27, 1997, between GFSI Holdings, Inc.
              and TJC Management Corporation.                                                              *

   10.8       Employment Agreement, dated February 27, 1997, between GFSI, Inc. and Robert M. Wolff.       *

   10.9       Noncompetition Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and
              Robert M. Wolff.                                                                             *

   10.10      Form of Indemnification Agreement, dated February 27, 1997, between GFSI Holdings. Inc.
              and its director and executive officers.                                                     *

   10.11      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Impact Design,
              Inc.                                                                                         *

   10.12      Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Kansas Custom
              Embroidery.                                                                                  *

   10.13      Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and the
              Management Investors.                                                                        *

   10.14      License Agreement, dated April 1, 1994, by and between Winning Ways, Inc. and Softwear
              Athletics, Inc.                                                                              *

   10.15      License Agreement, dated October 27, 1998, by and between GFSI, Inc. and  Bonmax Co., Ltd.   *

   10.16      License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports Ltd  *

   10.17      CEBA Loan  Agreement,  dated April 28, 1998, by and among the Iowa Department of
              Economic Development,  the City of Bedford and GFSI, Inc.                                    *





Exhibit
Number        Description                                                                                 Page
-------       -----------                                                                                 ----

   10.18      Employment Agreement, dated as of April 1, 2001, by and between the Company and Robert
              G. Shaw.                                                                                    ****

   10.19      Non-competition Agreement, dated as of April 1, 2001, by and between the Company and
              Robert G. Shaw.                                                                             ****

   10.20      License Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC
              Products Acquisition, Inc., CC Products, Inc. and the Company.                              ****

   10.21      Supply Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC
              Products Acquisition, Inc., CC Products, Inc. and the Company.                              ****

   10.22      Fall 2001 Merchandise Agreement, dated as of June 25, 2001, by and among Sara Lee
              Corporation, CC Products Acquisition, Inc., CC Products, Inc. and the Company.              ****

   10.23      Credit Agreement dated March 29, 2002, among the financial institutions named therein
              as the Lenders, and Bank of America, N.A. as the Agent and GFSI, Inc. as the Borrower.        @

   10.24      Supplemental Employment Agreement, dated March 31, 2002 between GFSI, Inc. and
              Robert M. Wolff.

   25         Statement of Eligibility of Trustee                                                           *


__________

    * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of the Company filed with the Securities and Exchange Commission on July 22, 1997 (Commission File No. 333-24189) and all supplements thereto.

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

 **** Incorporated by reference to the exhibits filed on Form 10-K of the Company filed with the Securities and Exchange Commission on September 27, 2001 (Commission File No. 333-38951).

   @ Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and Exchange Commission on May 10, 2002 (Commission File No. 333-24189).


(b)     Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on May 30, 2002 to report the replacement of its independent public accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 2002.


                                        GFSI, INC.

                                        By:     /s/ ROBERT M. WOLF
                                           ------------------------------------
                                           Robert M. Wolff
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 23, 2002.


           SIGNATURES                                                    TITLE

           /S/ LARRY D. GRAVEEL                      President, Chief Operating Officer
-----------------------------------------            and a Director
            LARRY D. GRAVEEL


            /S/ J. CRAIG PETERSON                    Senior Vice President, Chief Financial Officer and a Director
-----------------------------------------
             J. CRAIG PETERSON                       (Principal Financial and Accounting Officer)


            /S/ MICHAEL H. GARY                      Senior Vice  President and a Director
-----------------------------------------
             MICHAEL H. GARY


          /S/ RICHARD CAPUTO, JR.                    Director
----------------------------------------
          RICHARD CAPUTO, JR.


           /S/ JOHN W. JORDAN II                     Director
----------------------------------------
           JOHN W. JORDAN II


           /S/ DAVID W. ZALAZNICK                    Director
----------------------------------------
          DAVID W. ZALAZNICK


           /S/ ROBERT M. WOLFF                       Director
---------------------------------------
          ROBERT M. WOLFF


   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING GFSI, INC.'S ANNUAL
           REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002


      I, Robert M. Wolff, Chairman and Chief Executive Officer (Principal Executive Officer) of GFSI, Inc., certify that:

1.   I have reviewed this Annual Report on Form 10-K of GFSI, Inc;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Annual Report.

Date:  September 23, 2002


/S/  ROBERT M. WOLFF
---------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer





   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING GFSI, INC.'S ANNUAL
           REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2002


I, J. Craig Peterson, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of GFSI, Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-K of GFSI, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Annual Report.

Date:  September 23, 2002


/S/   J. CRAIG PETERSON
---------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer