Form 10-Q
period 2002-09-28
GFSI INC
filed 2002-11-07
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002
                               ------------------

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number             333-24189
                       ---------------------

                                   GFSI, INC.
               (Exact name of registrant specified in its charter)


         Delaware                                       74-2810748
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                (1)  Yes  (X)           No   ( )
                (2)  Yes  (X)           No   ( )



Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 2002.

                           GFSI, INC. AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 28, 2002


                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Income                          4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                               12

         ITEM 4 - CONTROLS AND PROCEDURES                                   12



PART II - OTHER INFORMATION                                                 13

SIGNATURE PAGE                                                              14

OFFICERS CERTIFICATION                                                      15

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                         September 28,      June 29,
                                                                             2002             2002
                                                                         -------------     ---------

Assets
Current assets:
     Cash and cash equivalents                                             $   1,196       $     313
     Accounts receivable, net                                                 40,661          32,626
     Inventories, net                                                         48,831          45,729
     Deferred income taxes                                                       905             845
     Prepaid expenses and other current assets                                 1,323           1,269
                                                                           ----------      ----------
Total current assets                                                          92,916          80,782
Property, plant and equipment, net                                            19,752          19,671
Other assets:
     Deferred financing costs, net                                             3,643           3,873
     Other                                                                       761           1,010
                                                                           ----------      ----------
Total assets                                                               $ 117,072       $ 105,336
                                                                           ==========      ==========

Liabilities and stockholder's equity
Current liabilities:
     Accounts payable                                                      $  11,998       $  12,010
     Accrued interest expense                                                  1,246           4,366
     Accrued expenses                                                          7,948           5,983
     Income taxes payable                                                      6,726           5,087
     Current portion of long-term debt                                           183             177
                                                                           ----------      ----------
Total current liabilities                                                     28,101          27,623
Deferred income taxes                                                            745             699
Other long-term obligations                                                      527             527
Long-term debt, less current portion                                         164,851         156,132

Stockholder's equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
          issued and outstanding at September 28, 2002 and June 29, 2002          --              --
     Additional paid-in capital                                               59,127          59,127
     Accumulated deficiency                                                 (136,279)       (138,772)
                                                                           ----------      ----------
Total stockholder's equity (deficiency)                                      (77,152)        (79,645)
                                                                           ----------      ----------
Total liabilities and stockholder's equity (deficiency)                    $ 117,072       $ 105,336
                                                                           ==========      ==========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                  Quarter Ended
                                         September 28,     September 28,
                                             2002              2001
                                         -------------    --------------
Net sales                                   $ 61,211         $ 54,112
Cost of sales                                 39,149           33,270
                                         -------------    --------------
Gross profit                                  22,062           20,842

Operating expenses:
     Selling                                   7,496            5,928
     General and administrative                6,635            6,405
                                         -------------    --------------
                                              14,131           12,333
                                         -------------    --------------

Operating income                               7,931            8,509

Other income (expense):
     Interest expense                         (3,624)          (4,135)
     Other, net                                   --               16
                                         -------------    --------------
                                              (3,624)          (4,119)
                                         -------------    --------------
Income before income taxes                     4,307            4,390
Income tax expense                            (1,680)          (1,712)
                                         -------------    --------------
Net income                                  $  2,627         $  2,678
                                         =============    ==============


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                   Quarter Ended
                                                                          September 28,       September 28,
                                                                              2002                2001
                                                                          -------------       -------------

Cash flows from operating activities:
Net income                                                                 $  2,627             $  2,678
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation                                                               780                  804
     Amortization of deferred financing costs                                   244                  303
     Amortization of other intangibles                                          250                  250
     Deferred income taxes                                                      (14)                 (62)
     Gain (loss) on foreign currency translation                                 (6)                   -
Changes in operating assets and liabilities:
     Accounts receivable, net                                                (8,035)             (12,606)
     Inventories, net                                                        (3,102)              (2,368)
     Prepaid expenses, other current assets and other assets                    (56)                 157
     Income taxes payable                                                     1,638                2,515
     Accounts payable, accrued expenses and other
         long-term obligations                                               (1,166)               2,796
                                                                           ---------            ---------
Net cash used in operating activities                                        (6,840)              (5,533)
                                                                           ---------            ---------

Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment                         -                    1
     Purchases of property, plant and equipment                                (861)                (775)
                                                                           ---------            ---------
Net cash used in investing activities                                          (861)                (774)
                                                                           ---------            ---------

Cash flows from financing activities:
     Net changes in short-term borrowings and revolving credit agreement      8,321                4,650
     Issuance of long-term debt                                                 450                    -
     Payments on long-term debt                                                 (46)              (1,666)
     Cash paid for financing costs                                              (13)                   -
     Distributions to GFSI Holdings, Inc.                                      (128)                 (49)
                                                                           ---------            ---------
Net cash provided by financing activities                                     8,584                2,935
                                                                           ---------            ---------

Net change in cash and cash equivalents                                         883               (3,372)
Cash and cash equivalents at beginning of period                                313                5,309
                                                                           ---------            ---------
Cash and cash equivalents at end of period                                 $  1,196             $  1,937
                                                                           =========            =========
Supplemental cash flow information:
     Interest paid                                                         $  6,499             $  6,592
                                                                           =========            =========
     Income taxes paid (refunded)                                          $     57             $   (740)
                                                                           =========            =========

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 28, 2002

1.   Basis of Presentation
     ---------------------

         The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiaries, Event 1, Inc. ("Event 1"), Champion Custom Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 29, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended June 29, 2002 included in the Company's Annual Report on Form 10-K.

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

3.       Condensed Consolidating Financial Information
         ---------------------------------------------

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

As of September 28, 2002 (in thousands) (unaudited):

                                                                      Parent       Subsidiary   Consolidating   Consolidated
                                                                      Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                      ---------    ----------   -------------   ------------
Assets:
    Current assets                                                    $  79,721    $  17,061     $  (3,866)      $  92,916
    Investment in equity of subsidiaries                                 11,214            -       (11,214)              -
    Property, plant and equipment, net                                   19,263          489             -          19,752
    Other assets                                                          4,401            4            (1)          4,404
                                                                      ----------   ----------    ----------      ----------
        Total assets                                                  $ 114,599    $  17,554     $ (15,081)      $ 117,072
                                                                      ==========   ==========    ==========      ==========

Liabilities and stockholders' equity
    Current liabilities                                               $  25,823    $   6,145     $  (3,867)      $  28,101
    Deferred income taxes                                                   550          195             -             745
    Other liabilities                                                       527            -             -             527
    Long-term debt                                                      164,851            -             -         164,851
    Stockholders' equity (deficiency)                                   (77,152)      11,214       (11,214)        (77,152)
                                                                      ----------   ----------    ----------     ----------
        Total liabilities and stockholders' equity (deficiency)       $ 114,599    $  17,554     $ (15,081)      $ 117,072
                                                                      ==========   ==========    ==========      =========


Quarter ended September 28, 2002 (in thousands) (unaudited):

                                                                     Parent       Subsidiary   Consolidating   Consolidated
                                                                     Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                     ---------    ----------   -------------   ------------
Revenues                                                             $  39,969    $  21,420      $    (178)     $  61,211
Costs and expenses                                                      36,049       17,409           (178)        53,280
                                                                     ----------   ----------     -----------    ----------
    Operating Income                                                     3,920        4,011              -          7,931
Equity in net earnings of subsidiaries                                   2,446            -          (2,446)            -
Interest expense                                                        (3,622)          (2)              -        (3,624)
                                                                     ----------   ----------     -----------    ----------
Income before income taxes                                               2,744        4,009          (2,446)        4,307
Income tax expense                                                         117        1,563               -         1,680
                                                                     ----------   ----------     -----------    ----------
Net income                                                           $   2,627    $   2,446      $  (2,446)     $   2,627
                                                                     ==========   ==========     ===========    ==========



Quarter ended September 28, 2002 (in thousands) (unaudited):

                                                                      Parent       Subsidiary   Consolidating   Consolidated
                                                                      Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                      ---------    ----------   -------------   ------------

Net cash flows used in operating activities                           $ (6,945)      $  105       $      -       $ (6,840)

Net cash flows used in investing activities                               (833)         (28)             -           (861)

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                     8,321            -              -          8,321
    Payments on long-term debt                                             (46)           -              -            (46)
    Cash paid for financing costs                                          (13)           -              -            (13)
    Issuance of long-term debt                                             450            -              -            450
    Distributions to GFSI Holdings, Inc.                                  (128)           -              -           (128)
                                                                      ---------     --------      --------       ---------
         Net cash provided by financing activities                       8,584            -              -          8,584
                                                                      ---------     --------      --------       ---------

    Net change in cash and cash equivalents                                806           77              -            883
    Cash and cash equivalents at beginning of period                       334          (21)             -            313
                                                                      ---------     --------      --------       ---------
    Cash and cash equivalents end of period                           $  1,140      $    56       $      -       $  1,196
                                                                      =========     ========      ========       =========



As of June 29, 2002 (in thousands) (unaudited):

                                                                      Parent       Subsidiary   Consolidating   Consolidated
                                                                      Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                      ---------    ----------   -------------   ------------
Assets:
    Current assets                                                    $  70,942     $ 10,923      $ (1,083)      $  80,782
    Investment in equity of subsidiaries                                  8,773            -        (8,773)              -
    Property, plant and equipment, net                                   19,120          551             -          19,671
    Other assets                                                          4,881            4            (2)          4,883
                                                                      ---------     --------      ---------      ----------
        Total assets                                                  $ 103,716     $ 11,478      $ (9,858)      $ 105,336
                                                                      =========     ========      =========      ==========

Liabilities and stockholders' equity
    Current liabilities                                               $  26,198     $  2,510      $ (1,085)      $  27,623
    Deferred income taxes                                                   504          195             -             699
    Other liabilities                                                       527            -             -             527
    Long-term debt                                                      156,132            -             -         156,132
    Stockholders' equity (deficiency)                                   (79,645)       8,773        (8,773)        (79,645)
                                                                      ---------     --------      ---------      ----------
        Total liabilities and stockholders' equity (deficiency)       $ 103,716     $ 11,478      $ (9,858)      $ 105,336
                                                                      =========     ========      =========      ==========


Quarter ended September 28, 2001 (in thousands) (unaudited):

                                                                     Parent       Subsidiary   Consolidating   Consolidated
                                                                     Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                     ---------    ----------   -------------   ------------
Revenues                                                             $ 40,958      $ 13,352      $   (198)       $ 54,112
Costs and expenses                                                     34,612        11,189          (198)         45,603
                                                                     ---------     --------      ----------      ---------
    Operating Income                                                    6,346         2,163             -           8,509
Equity in net earnings of subsidiaries                                  1,318             -        (1,318)              -
Interest expense                                                       (4,135)            -             -          (4,135)
Other, net                                                                 16             -             -              16
                                                                     ---------     --------      ---------       ---------
Income before income taxes                                              3,545         2,163        (1,318)          4,390
Income tax expense                                                        867           845             -           1,712
                                                                     ---------     --------      ---------       ---------
Net income                                                           $  2,678      $  1,318      $ (1,318)       $  2,678
                                                                     =========     ========      =========       =========



Quarter ended September 28, 2001 (in thousands) (unaudited):

                                                                     Parent       Subsidiary   Consolidating   Consolidated
                                                                     Obligor      Guarantors   Adjustments     GFSI, Inc.
                                                                     ---------    ----------   -------------   ------------
Net cash flows used in operating activities                          $(5,639)      $    106      $      -        $(5,533)

Net cash flow from investing activities:
    Proceeds from sales of property, plant and equipment                   1              -             -              1
    Purchase of property, plant and equipment                           (591)          (184)            -           (775)
                                                                     --------      ---------     --------        --------
         Net cash flows used in investing activities                 $  (590)          (184)            -           (774)
                                                                     --------      ---------     --------        --------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement                    4,650              -             -          4,650
    Payments on long-term debt                                        (1,666)             -             -         (1,666)
    Distributions to GFSI Holdings, Inc.                                 (49)             -             -            (49)
                                                                     --------      ---------     --------        --------
         Net cash flows provided by financing activities             $ 2,935              -             -        $ 2,935
                                                                     --------      ---------     --------        --------

    Net change in cash and cash equivalents                           (3,294)           (78)            -         (3,372)
    Cash and cash equivalents at beginning of period                   5,263             46             -          5,309
                                                                     --------      ---------     --------        --------
    Cash and cash equivalents end of period                          $ 1,969       $    (32)     $      -        $ 1,937
                                                                     ========      =========     ========        ========



4.       Reclassification
         ----------------

         Certain   reclassifications   have  been  made  to  the   fiscal   2002
consolidated and condensed consolidating financial statements to conform to the fiscal 2003 presentation.

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 29, 2002. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

Critical accounting policies

         The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Comparison of Operating Results for the Quarters Ended September 28, 2002 and September 29, 2001.

         Net Sales. Net sales for the quarter ended September 28, 2002 increased 13% to $61.2 million compared to $54.1 million last year. The increase in net sales was primarily due to robust sales growth from the Licensed Apparel division, which was partially offset by sales decreases from the Corporate, Resort and Golf divisions. The net sales growth in the Licensed Apparel division was from college bookstore customers and was most pronounced in our Champion licensed products group ("CCP"). Net sales of CCP for the quarter represented 33% of the Company's total net sales, up from 24% of total net sales last year. A soft economy and reduced corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate, Resort and Golf divisions. Management believes that the Company's customers have shifted their purchases to less expensive apparel with less expensive decoration.

         Gross Profit. Gross profit for the quarter ended September 28, 2002 increased 6% to $22.1 million compared to $20.8 million last year. Gross profit as a percentage of net sales decreased to 36.0% compared to 38.5% last year. The decrease in gross profit as a percentage of net sales was the result of a change in customer purchasing. College bookstore sales, fueled by CCP, represented 62% of net sales for the quarter compared to 51% last year. College bookstore sales generally provide a lower gross profit than the Company's other divisions. Fiscal 2003 gross profit also decreased due to sales of close-out and discontinued merchandise.

         Operating Expenses. Operating expenses for the quarter ended September 28, 2002 increased 15% to $14.1 million from $12.3 million last year. Operating expenses as a percentage of net sales were 23.1% in the first quarter of fiscal 2003 compared to 22.8% last year. The increase in operating expenses resulted from higher selling expenses. A greater portion of fiscal 2003 sales were generated from college bookstore sales which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 due to soft economic conditions in the golf, resort and leisure markets.

         EBITDA. EBITDA decreased 6% to $9.0 million in the first quarter of fiscal 2003 compared to $9.6 million last year. EBITDA as a percentage of net sales decreased to 14.6% in the quarter ended September 28, 2002 from 17.7% in the quarter ended September 28, 2001. The decrease in EBITDA as a percentage of sales was the result of a lower gross profit percentage on higher net sales.

         Operating Income. Operating income decreased 7% to $7.9 million in the first quarter of fiscal 2003 compared to $8.5 million last year. Operating income as a percentage of net sales decreased to 13.0% in the first quarter of fiscal 2003 from 15.7% in the first quarter of fiscal 2002. The decrease in operating income as a percentage of sales was the result of a lower gross profit percentage on higher net sales.

         Interest Expense. Interest expense decreased 12% to $3.6 million in the first quarter of fiscal 2003 from $4.1 million in the first quarter of fiscal 2002 due to lower interest rates.

         Net Income. Net income for the first quarter of fiscal 2003 was $2.6 million compared to $2.7 for the first quarter of fiscal 2002. The decrease was a result of the decline in operating income.

         Outlook. On October 5, 2002 the International Longshore & Warehouse Union (ILWU) declared a strike at all ports on the West Coast of the United States. Although President Bush subsequently intervened and invoked the 80 day cooling off period under provisions of the Taft-Hartley Act, the pace of subsequent shipping traffic at West Coast ports is presently reported to be 60-75% of normal levels. The Company imports most of the apparel it sells from foreign sources and is dependent upon the free flow of goods through the strike-affected ports to receive merchandise from its suppliers in the Far East. While the financial impact, if any, of the temporary work stoppage and ensuing transportation disruption is not presently determinable, the Company believes that the strike could have a negative impact on its second quarter operations due to unplanned delays in receiving merchandise and an increase in shipping costs associated with receiving cargo by alternative means. In addition, while another work stoppage is not expected, there can be no assurance that another strike will not ensue once the 80 day cooling off period expires on December 27, 2002.

Liquidity and Capital Resources

         Cash used in operating activities for the first quarter of fiscal 2003 was $6.8 million compared to cash used of $5.5 million in the first quarter of fiscal 2002. Cash was used to purchase inventory and support higher accounts receivable created by higher sales.

         Cash used in investing activities in the first quarter of fiscal 2003 was $861,000 compared to $774,000 in the first quarter of 2002. The cash used in both periods was related to acquisitions of property, plant and equipment.

         Cash provided by financing activities for the first quarter of fiscal 2003 was $8.6 million compared to cash provided of $2.9 million in the first quarter of fiscal 2002. The cash provided by financing activities for the quarter ended September 28, 2002 was primarily attributable to $8.3 million in borrowings under the Company's revolving credit agreement. These borrowings were used to support the inventory and accounts receivable working capital requirements related to increased sales.

         Under the Company's Revolving Bank Credit Agreement ("RBCA") up to $65 million of revolving credit availability is provided, of which $38.9 million was borrowed and outstanding and approximately $7.0 million was utilized for outstanding commercial and stand-by letters of credit as of September 28, 2002. At September 28, 2002, $19.1 million was available for future borrowings under the RBCA.

         The Company believes that cash flows from operating activities and borrowings under RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of its RBCA in fiscal 2005 although no assurance can be given in this regard.

         GFSI, Inc. anticipates paying dividends to its parent, GFSI Holdings, Inc. ("Holdings") to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the GFSI, Inc. Holdings is dependent upon the cash flows of GFSI, Inc. to provide funds to service the Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $407,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

Seasonality and Inflation

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show little seasonal variations.

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


ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

         (a)  Exhibits: None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the reporting period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI,  INC.
November 6, 2002
                          /s/ J. CRAIG PETERSON
                          ---------------------------------------
                          J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING GFSI, INC.'S QUARTERLY
       REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED SEPTEMBER 28, 2002


I, Robert M. Wolff, Chairman and Chief Executive Officer (Principal Executive Officer) of GFSI, Inc., certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of GFSI, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002


/S/  ROBERT M. WOLFF
---------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer

  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING GFSI, INC.'S QUARTERLY
       REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED SEPTEMBER 28, 2002


I, J. Craig Peterson, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of GFSI, Inc., certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of GFSI, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 6, 2002


/s/  J. CRAIG PETERSON
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer