Form 10-Q
period 2002-12-28
GFSI INC
filed 2003-02-06
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002.
                               -----------------

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------   -------------------

Commission file number 333-24189
                       ---------


                                   GFSI, INC.
               (Exact name of registrant specified in its charter)


        Delaware                                        74-2810748
-------------------------------             ------------------------------------
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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 2003.

                           GFSI, INC. AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 28, 2002
                                      INDEX



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

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                          December 28,        June 29,
                                                             2002               2002
                                                          ------------       ----------
ASSETS

Current assets:
     Cash and cash equivalents                             $   3,739         $     313
     Accounts receivable, net                                 32,776            32,626
     Inventories, net                                         43,470            45,729
     Prepaid expenses and other current assets                 1,383             1,269
     Deferred income taxes                                     1,195               845
                                                           ----------        ----------
Total current assets                                          82,563            80,782
Property, plant and equipment, net                            20,263            19,671
Other assets:
     Deferred financing costs, net                             3,423             3,873
     Other                                                       509             1,010
                                                           ----------        ----------
Total assets                                               $ 106,758         $ 105,336
                                                           ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                      $  10,099         $  12,010
     Accrued interest expense                                  4,174             4,366
     Accrued expenses                                          6,292             5,983
     Income taxes payable                                      8,020             5,087
     Current portion of long-term debt                           197              177
                                                           ----------        ----------
Total current liabilities                                     28,782            27,623
Deferred income taxes                                            762               699
Other long-term obligations                                      527               527
Long-term debt, less current portion                         152,053           156,132

Stockholders' equity (deficiency):

     Common stock, $.01 par value, 10,000
       shares authorized, one share issued
       and outstanding at December 28, 2002
       and June 29, 2002                                          --                --

     Additional paid-in capital                               59,127            59,127
     Accumulated deficiency                                 (134,493)         (138,772)
                                                           ----------        ----------
Total stockholders' deficiency                               (75,366)          (79,645)
                                                           ----------        ----------

Total liabilities and stockholders'
  equity (deficiency)                                      $ 106,758         $ 105,336
                                                           ==========        ==========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                             Quarter Ended                Six Months Ended
                                     ---------------------------     ---------------------------
                                     December 28,   December 28,     December 28,   December 28,
                                         2002           2001             2002           2001
                                     -----------    ------------     ------------   ------------

Net sales                              $ 54,633      $ 52,265         $ 115,844       $ 106,377
Cost of sales                            34,404        32,820            73,553          66,090
                                      ---------     ---------        ----------      ----------
Gross profit                             20,229        19,445            42,291          40,287

Operating expenses:
   Selling                                6,879         6,022            14,375          11,950
   General and administrative             6,844         6,504            13,479          12,909
                                       ---------     ---------        ----------      ----------
                                         13,723        12,526            27,854          24,859
                                       ---------     ---------        ----------      ----------

Operating income                          6,506         6,919            14,437          15,428

Other income (expense):
   Interest expense                      (3,685)       (3,945)           (7,309)         (8,080)
     Other, net                              11            (5)               11              11
                                       ---------     ---------        ----------      ----------
                                         (3,674)       (3,950)           (7,298)         (8,069)
                                       ---------     ---------        ----------      ----------

Income before income taxes                2,832         2,969             7,139           7,359
Income tax expense                        1,106         1,158             2,786           2,870
                                       ---------     ---------        ----------      ----------
Net income                             $  1,726      $  1,811         $   4,353       $   4,489
                                       =========     =========        ==========      ==========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)


                                                                                    Six Months Ended

                                                                              December 28,    December 28,
                                                                                  2002            2001
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 4,353          $ 4,489
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation                                                                 1,576            1,576
     Amortization of deferred financing costs                                       487              549
     Amortization of other intangibles                                              500              500
     (Gain) loss on sale or disposal of property, plant and equipment               (11)               8
     Gain (loss) on foreign currency translation                                      7               --
     Deferred income taxes                                                         (287)             (81)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                      (150)          (8,883)
     Inventories, net                                                             2,259           (1,334)
     Prepaid expenses, other current assets and other assets                       (114)             283
     Income taxes payable                                                         2,933            3,542
     Accounts payable, accrued expenses and other
         long-term obligations                                                   (1,792)          (1,342)
                                                                                --------         --------
Net cash provided by (used in) operating activities                               9,761             (693)
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                            14                1
     Purchases of property, plant and equipment                                  (2,172)          (1,988)
                                                                                --------         --------
Net cash used in investing activities                                            (2,158)          (1,987)
                                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short term borrowings and revolving credit agreement          (4,422)           1,200
     Cash paid for financing costs                                                  (37)              --
     Distributions to GFSI Holdings, Inc.                                           (81)             (49)
     Issuance of long-term debt                                                     450               --
     Payments on long-term debt and capital lease obligations                       (87)          (1,722)
                                                                                --------         --------
Net cash used in financing activities                                            (4,177)            (571)
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                              3,426           (3,251)
Cash and cash equivalents at beginning of period                                    313            5,309
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 3,739          $ 2,058
                                                                                ========         ========
Supplemental cash flow information:
     Interest paid                                                              $ 7,013          $ 6,868
                                                                                ========         ========
     Income taxes paid (refunded)                                               $   139          $  (962)
                                                                                ========         ========

See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 28, 2002

1.      Basis of Presentation
        ---------------------

     The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiaries, Event 1, Inc. ("Event 1"), Champion Custom Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 29, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 2002 included in the Company's Annual Report on Form 10-K.

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

2.      Commitments and Contingencies
        -----------------------------

     The Company, in the normal course of business, may be threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

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

As of December 28, 2002 (in thousands) (unaudited):

                                              Parent      Subsidiary    Consolidating   Consolidated
                                              Obligor     Guarantors      Adjustments    GFSI, Inc.
                                             --------     ----------    -------------   ------------
Assets:
    Current assets                           $ 69,957      $ 16,575       $ (3,969)       $ 82,563
    Investment in equity of subsidiaries       13,592            --        (13,592)             --
    Property, plant and equipment, net         19,862           401             --          20,263
    Other assets                                4,902             2           (972)          3,932
                                             ---------     ---------      ---------       ---------
      Total assets                           $108,313      $ 16,978       $(18,533)       $106,758
                                             =========     =========      =========       =========

Liabilities and stockholders' equity
    Current liabilities                      $ 30,435      $  2,316       $ (3,969)       $ 28,782
    Deferred income taxes                         664            98             --             762
    Other long-term obligations                   527            --             --             527
    Long-term debt                            152,053           972           (972)        152,053
    Stockholders' equity (deficiency)         (75,366)       13,592        (13,592)        (75,366)
                                             ---------     ---------      ---------       ---------
      Total liabilities and
        stockholders' equity (deficiency)    $108,313      $ 16,978       $(18,533)       $106,758
                                             =========     =========      =========       =========

Six months ended December 28, 2002 (in thousands) (unaudited):

                                                      Parent      Subsidiary   Consolidating    Consolidated
                                                     Obligor      Guarantors     Adjustments      GFSI, Inc.
                                                     -------      ----------   -------------    ------------
Net sales                                            $ 76,832      $ 41,052       $ (2,040)       $ 115,844
Costs and expenses                                     70,299        33,148         (2,040)         101,407
                                                     ---------     ---------      ---------       ----------
  Operating Income                                      6,533         7,904             --           14,437
Equity in net earnings of subsidiaries                  4,812            --         (4,812)              --
Interest expense                                       (7,285)          (13)            --            7,298
                                                     ---------     ---------      ---------       ----------
Income before income taxes                              4,060         7,891         (4,812)           7,139
Income tax expense (benefit)                             (293)        3,079             --            2,786
                                                     ---------     ---------      ---------       ----------
Net income                                           $  4,353      $  4,812       $ (4,812)       $   4,353
                                                     =========     =========      =========       ==========

Six months ended December 28, 2002 (in thousands) (unaudited):


                                                      Parent      Subsidiary   Consolidating    Consolidated
                                                     Obligor      Guarantors     Adjustments      GFSI, Inc.
                                                     --------     ----------   -------------    ------------

Net cash flows provided by (used in)
  operating activities                               $ 10,637      $   (876)      $     --        $   9,761

Net cash flows used in investing activities            (2,126)          (32)            --           (2,158)

Cash flows from financing activities:
    Net borrowings under revolving
      credit agreements                                (4,422)           --             --           (4,422)
    Payments on long-term debt                            (87)           --             --              (87)
    Intercompany borrowings                              (972)          972             --               --
    Cash paid for financing costs                         (37)           --             --              (37)
    Issuance of long-term debt                            450            --             --              450
    Distributions to GFSI Holdings, Inc.                  (81)           --             --              (81)
                                                     ---------     ---------       --------       ----------
     Net cash provided (used) by
       financing activities                            (5,149)          972             --           (4,177)
                                                     ---------     ---------       --------       ----------

    Net change in cash and cash equivalents             3,362            64             --            3,426
    Cash and cash equivalents at
      beginning of period                                 334           (21)            --              313
                                                     ---------     ---------       --------       ----------
    Cash and cash equivalents end of period          $  3,696      $     43        $    --        $   3,739
                                                     =========     =========       ========       ==========


As of June 29, 2002 (in thousands) (unaudited):
                                                      Parent      Subsidiary   Consolidating    Consolidated
                                                     Obligor      Guarantors     Adjustments      GFSI, Inc.
                                                     --------     ----------   -------------    ------------

Assets:
    Current assets                                   $ 70,942      $ 10,923        $ (1,083)      $ 80,782
    Investment in equity of subsidiaries                8,773            --          (8,773)            --
    Property, plant and equipment, net                 19,120           551              --         19,671
    Other assets                                        4,881             4              (2)         4,883
                                                     ---------     ---------       ---------      ---------
      Total assets                                   $103,716      $ 11,478        $ (9,858)      $105,336
                                                     =========     =========       =========      =========

Liabilities and stockholders' equity
    Current liabilities                              $ 26,198      $  2,510        $ (1,085)      $ 27,623
    Deferred income taxes                                 504           195              --            699
    Other long-term obligations                           527            --              --            527
    Long-term debt                                    156,132            --              --        156,132
    Stockholders' equity (deficiency)                 (79,645)        8,773          (8,773)       (79,645)
                                                     ---------     ---------       ---------      ---------
      Total liabilities and stockholders'
        equity (deficiency)                          $103,716      $ 11,478        $ (9,858)      $105,336
                                                     =========     =========       =========      =========

Six months ended December 28, 2001 (in thousands) (unaudited):


                                                      Parent      Subsidiary   Consolidating  Consolidated
                                                     Obligor      Guarantors     Adjustments    GFSI, Inc.
                                                     --------     ----------   -------------  ------------
Net sales                                            $ 78,206      $ 30,108      $ (1,937)      $ 106,377
Costs and expenses                                     67,994        24,892        (1,937)         90,949
                                                     ---------     ---------     ---------      ----------
Operating Income                                       10,212         5,216            --          15,428

Equity in net earnings of subsidiaries                  3,181            --        (3,181)             --
Interest expense                                       (8,069)           --            --          (8,069)
                                                     ---------     ---------     ---------      -----------
Income before income taxes                              5,324         5,216        (3,181)          7,359
Income tax expense                                        835         2,035            --           2,870
                                                     ---------     ---------     ---------      ----------
Net income                                           $  4,489      $  3,181      $ (3,181)      $   4,489
                                                     =========     =========     =========      ==========

Six months ended December 28, 2001 (in thousands) (unaudited):

                                                      Parent      Subsidiary    Consolidating  Consolidated
                                                     Obligor      Guarantors      Adjustments    GFSI, Inc.
                                                     --------     ----------    -------------  ------------
Net cash flows provided by (used in)
  operating activities                               $   (933)     $    240      $     --       $    (693)

Net cash flows used in investing activities            (1,772)         (215)           --          (1,987)

Cash flows from financing activities:
    Net borrowings under revolving
      credit agreement                                  1,200            --            --           1,200
    Payments on long-term debt                         (1,772)           --            --          (1,722)
    Distributions to GFSI Holdings, Inc.                  (49)           --            --             (49)
                                                     ---------     ---------     ---------      ----------
     Net cash flows used in financing
       activities                                        (571)           --            --            (571)
                                                     ---------     ---------     ---------      ----------

    Net change in cash and cash equivalents            (3,276)           25            --          (3,251)
    Cash and cash equivalents at
      beginning of period                               5,263            46            --           5,309
                                                     ---------     ---------     ---------      ----------
    Cash and cash equivalents end of period          $  1,987      $     71      $     --       $   2,058
                                                     =========     =========     =========      ==========


4.      Reclassifications
        -----------------

     Certain reclassifications have been made to the fiscal 2002 consolidated and condensed consolidating financial statements to conform to the fiscal 2003 presentation.

5.      Subsequent Event
        ----------------

     On December 31, 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI
Holdings, Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company is considered an early extinguishment of Holdings' debt, and accordingly, Holdings will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of the Company, mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries (Event One, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933. The Company intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

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

     EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the Company's ability to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.

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

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at December 28, 2002 and June 28, 2002 were net of allowance for doubtful accounts of $1.1 million and $838,000, respectively.

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

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED DECEMBER 28, 2002 AND DECEMBER 28, 2001.

     Net Sales. Net sales for the quarter ended December 28, 2002 increased 5% to $54.6 million compared to $52.3 million last year. The increase in net sales was primarily due to sales growth from the Licensed Apparel group, which was partially offset by sales decreases from the Corporate division. The net sales growth in the Licensed Apparel group was from college bookstore customers and was most pronounced in our Champion licensed products group (CCP). Net sales from college bookstore customers for the second quarter of fiscal 2003 were $3.0 million greater than last year while sales for the Corporate division were $1.3 million less than last year. A soft economy and reduced corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

     Gross Profit. Gross profit for the quarter ended December 28, 2002 increased 4% to $20.2 million compared to $19.4 million last year. Gross profit as a percentage of net sales was comparable for both periods at about 37%. College bookstore sales represented 46% of net sales for the quarter compared to 43% last year.

     Operating Expenses. Operating expenses for the quarter ended December 28, 2002 increased 10% to $13.7 million from $12.5 million last year. Operating expenses as a percentage of net sales were 25.1% in the second quarter of fiscal 2003 compared to 24.0% last year. Operating expenses increased due to more revenue generated from college bookstore sales, which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 and changed the timing of its annual sales meetings, which were held in the second quarter of fiscal 2003. The annual sales meetings were held in the third quarter last year.

     Operating Income. Operating income decreased 6% to $6.5 million in the second quarter of fiscal 2003 compared to $6.9 million last year. Operating income as a percentage of net sales decreased to 11.9% in the second quarter of fiscal 2003 from 13.2% in the second quarter of fiscal 2002. The decrease in operating income as a percentage of sales was the result of the increase in operating expenses.

     EBITDA. EBITDA decreased 5% to $7.6 million in the second quarter of fiscal 2003 compared to $7.9 million last year. EBITDA as a percentage of net sales decreased to 13.8% in the quarter ended December 28, 2002 from 15.2% in the quarter ended December 28, 2001. The decrease in EBITDA was the result of lower operating income.

     Interest Expense. Interest expense in the second quarter of fiscal 2003 was $3.7 million compared to $3.9 million last year. Lower interest rates created the decrease in interest expense.

      Net Income.   Net income  for  the  second  quarter  of  fiscal  2003  was
$1.7 million compared to $1.8 million for the second quarter of fiscal 2002. The decrease was primarily the result of the decline in operating income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 28, 2002 AND DECEMBER 28, 2001.

     Net Sales. Net sales for the six months ended December 28, 2002 increased 9% to $115.8 million from $106.4 million in the six months ended December 28, 2001. The increase in net sales from last year was due to strong growth from the Licensed Apparel group, which was fueled by a 42% increase in revenue from CCP. The net sales increase from CCP was partially offset by a 28% decline in Corporate division sales. Net sales for CCP for the first six months of fiscal 2003 were $10.8 million greater than last year while Corporate division sales were $5.1 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

     Gross Profit. Gross profit for the six months ended December 28, 2002 increased 5% to $42.3 million from $40.3 million in the six months ended December 28, 2001. Gross profit as a percentage of net sales decreased to 36.5% from 37.9% last year. The decrease in gross profit as a percentage of net sales was the result of a change in customer purchasing. College bookstore sales, fueled by CCP, represented 52% of net sales for the six month period ended December 28, 2002 compared to 45% last year. College bookstore sales generally provide a lower gross profit than the Company's other divisions.

     Operating Expenses. Operating expenses for the six months ended December 28, 2002 increased 12% to $27.9 million from $24.9 million last year. Operating expenses as a percentage of net sales were 24.0% in the first six months of fiscal 2003 compared to 23.4% in the first six months of fiscal 2002. The increase in operating expenses was principally due to a greater portion of fiscal 2003 sales generated from college bookstore sales, which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 due to soft economic conditions.

     Operating Income. Operating income decreased 6% to $14.4 million in fiscal 2003 from $15.4 million in fiscal 2002. Operating income as a percentage of net sales decreased to 12.5% in fiscal 2003 from 14.5% in fiscal 2002. The decrease in operating income as a percentage of sales was the result of a lower gross profit percentage on higher net sales combined with the increase in operating expenses.

     EBITDA. EBITDA decreased 6% to $16.5 million in the first six months of fiscal 2003 from $17.5 million in the first six months of fiscal 2002. EBITDA as a percentage of net sales decreased to 14.3% in the six months ended December 28, 2002 from 16.5% in the comparable period last year. The decrease in EBITDA was a result of lower operating income.

     Interest Expense. Interest expense in the first six months of fiscal 2003 was $7.3 million, $771,000 less than the comparable period last year. Lower interest rates created the decrease in interest expense.

     Net Income. Net income for the first six months of fiscal 2003 was $4.4 million, $136,000 less than the first six months of fiscal 2002. The decrease was primarily the result of the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the first six months of fiscal 2003 was $9.8 million compared to cash used by operating activities of $693,000 last year. Fiscal 2002 operating cash flows were used to fund the increase in accounts receivable and inventory related to the addition of the CCP college bookstore business.

     Cash used in investing activities in the first six months of fiscal 2003 was $2.2 million compared to $2.0 million last year. The cash used in both periods was related to the acquisition of property, plant and equipment.

     Cash used in financing activities in the first six months of fiscal 2003 was $4.2 million compared to $571,000 in the comparable period of fiscal 2002. Payments of bank debt was the primary use of cash in fiscal 2003.

     Under the Company's Revolving Bank Credit Agreement ("RBCA") up to $65 million of revolving credit availability is provided, of which $26.1 million was borrowed and outstanding and approximately $5.9 million was utilized for outstanding commercial and stand-by letters of credit as of December 28, 2002. At December 28, 2002, $28.4 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2005, although no assurance can be given in this regard.

     The Company anticipates paying dividends to its parent, GFSI Holdings, Inc. ("Holdings") to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement, preferred stock dividends and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $396,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

SUBSEQUENT EVENT

     On December 31, 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI
Holdings, Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company is considered an early extinguishment of Holdings' debt, and accordingly, Holdings will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of the Company, mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries (Event One, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933. The Company intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third fiscal quarter of 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

SEASONALITY AND INFLATION

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher college bookstore sales during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show little seasonal variations.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.




       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


DERIVATIVE AND MARKET RISK DISCLOSURE

     The   Company's   market  risk   exposure  is  primarily  due  to  possible
fluctuations in interest rates. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. An immediate 10% change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

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

None.


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  Exhibits

     4.11 Indenture, dated as of December 31, 2002 between GFSI, Inc. and State Street Bank and Trust Company.

     4.12   9 5/8% Series A Senior Subordinated Note due 2007.

    10.25 Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc. and Jefferies Company, Inc.

    10.26 Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement, dated March 28, 2002.

(b)  Reports on Form 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI, INC.
February 5, 2003
                                        /s/ J. CRAIG PETERSON
                                       -----------------------------------------

                                       J. Craig Peterson, Sr.
                                       Vice President of Finance and Principal
                                       Accounting Officer

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING GFSI, INC.'S QUARTERLY
       REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2002


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not these were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 5, 2003


/S/  ROBERT M. WOLFF
---------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer

      CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING GFSI, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2002



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

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Quarterly Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not these were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 5, 2003


/S/    J. CRAIG PETERSON
---------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer