Form 10-Q/A
period 2002-12-28
GFSI INC
filed 2003-04-30
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q/A

          (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 28, 2002.


          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                        333-24189
                       --------------------------------


                                  GFSI, INC.
              (Exact name of registrant specified in its charter)


        Delaware                                          74-2810748
--------------------------------------      ----------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
        incorporation or organization)


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

                         GFSI, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q/A
                   For the Quarter Ended December 28, 2002
                                    INDEX



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

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                  December 28,      June 29,
                                                      2002            2002
                                                  ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                     $    3,739      $      313
     Accounts receivable, net                          32,776          32,626
     Inventories, net                                  43,470          45,729
     Prepaid expenses and other current assets          1,383           1,269
     Deferred income taxes                              1,195             845
                                                   ----------      ----------
Total current assets                                   82,563          80,782
Property, plant and equipment, net                     20,263          19,671
Other assets:
     Deferred financing costs, net                      3,423           3,873
     Other                                                509           1,010
                                                   ----------      ----------
Total assets                                       $  106,758      $  105,336
                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                              $   10,099      $   12,010
     Accrued interest expense                           4,174           4,366
     Accrued expenses                                   6,292           5,983
     Income taxes payable                               8,020           5,087
     Current portion of long-term debt                    197             177
                                                   ----------      ----------
Total current liabilities                              28,782          27,623
Deferred income taxes                                     762             699
Other long-term obligations                               527             527
Long-term debt, less current portion                  152,053         156,132

Stockholders' equity (deficiency):
     Common stock, $.01 par value, 10,000
     shares authorized, one share
     issued and outstanding at
     December 28, 2002 and June 29, 2002                   --              --
     Additional paid-in capital                        59,127          59,127
     Accumulated deficiency                          (134,493)       (138,772)
                                                   ----------      ----------
Total stockholders' deficiency                        (75,366)        (79,645)
                                                   ----------      ----------
Total liabilities and stockholders'
equity (deficiency)                                $  106,758      $  105,336
                                                   ==========      ==========


See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)



                                            QUARTER ENDED               SIX MONTHS ENDED
                                     DECEMBER 28,    DECEMBER 28,   DECEMBER 28,   DECEMBER 28,
                                         2002            2001           2002           2001
                                     ------------    ------------   ------------   ------------

Net sales                            $  54,633       $  52,265       $ 115,844      $ 106,377
Cost of sales                           34,404          32,820          73,553         66,090
                                     ---------       ---------       ---------      ---------
Gross profit                            20,229          19,445          42,291         40,287

Operating expenses:
     Selling                             6,879           6,022          14,375         11,950
     General and administrative          6,844           6,504          13,479         12,909
                                     ---------       ---------       ---------      ---------
                                        13,723          12,526          27,854         24,859
                                     ---------       ---------       ---------      ---------
Operating income                         6,506           6,919          14,437         15,428

Other income (expense):
     Interest expense                   (3,685)         (3,945)         (7,309)        (8,080)
     Other, net                             11              (5)             11             11
                                     ---------       ---------       ---------      ---------
                                        (3,674)         (3,950)         (7,298)        (8,069)
                                     ---------       ---------       ---------      ---------
Income before income taxes               2,832           2,969           7,139          7,359
Income tax expense                       1,106           1,158           2,786          2,870
                                     ---------       ---------       ---------      ---------
Net income                           $   1,726       $   1,811       $   4,353      $   4,489
                                     =========       =========       =========      =========



See notes to consolidated financial statements.



GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)


                                                                               Six Months Ended
                                                                           December 28,    December 28,
                                                                               2002            2001
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 4,353        $ 4,489
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation                                                               1,576          1,576
     Amortization of deferred financing costs                                     487            549
     Amortization of other intangibles                                            500            500
     (Gain) loss on sale or disposal of property, plant and equipment             (11)             8
     Gain (loss) on foreign currency translation                                    7             --
     Deferred income taxes                                                       (287)           (81)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                    (150)        (8,883)
     Inventories, net                                                           2,259         (1,334)
     Prepaid expenses, other current assets and other assets                     (114)           283
     Income taxes payable                                                       2,933          3,542
     Accounts payable, accrued expenses and other
         long-term obligations                                                 (1,792)        (1,342)
                                                                              --------        -------
Net cash provided by (used in) operating activities                             9,761           (693)
                                                                              --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                          14              1
     Purchases of property, plant and equipment                                (2,172)        (1,988)
                                                                              --------        -------
Net cash used in investing activities                                          (2,158)        (1,987)
                                                                              --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short term borrowings and revolving credit agreement        (4,422)         1,200
     Cash paid for financing costs                                                (37)            --
     Distributions to GFSI Holdings, Inc.                                         (81)           (49)
     Issuance of long-term debt                                                   450             --
     Payments on long-term debt and capital lease obligations                     (87)        (1,722)
                                                                              --------        -------
Net cash used in financing activities                                          (4,177)          (571)
                                                                              --------        -------

Net increase (decrease) in cash and cash equivalents                            3,426         (3,251)
Cash and cash equivalents at beginning of period                                  313          5,309
                                                                              -------         -------
Cash and cash equivalents at end of period                                    $ 3,739        $ 2,058
                                                                              =======         =======
Supplemental cash flow information:
     Interest paid                                                            $ 7,013        $ 6,868
                                                                              =======        ========
     Income taxes paid (refunded)                                             $   139        $  (962)
                                                                              =======        ========

See notes to consolidated financial statements

                          GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 28, 2002

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Event 1, Inc. ("Event 1"), CC Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 29, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 2002 included in the Company's Annual Report on Form 10-K.


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


As of December 28, 2002 (in thousands) (unaudited):

                                                                        Parent      Subsidiary     Consolidating     Consolidated
                                                                       Obligor      Guarantors      Adjustments      GFSI, Inc.

Assets:
    Current assets                                                $     69,957     $    16,575     $     (3,969)      $    82,563
    Investment in equity of subsidiaries                                13,592              --          (13,592)               --
    Property, plant and equipment, net                                  19,862             401               --            20,263
    Other assets                                                         4,902               2             (972)            3,932
                                                                  -------------    -----------     ------------       -----------
        Total assets                                              $    108,313     $    16,978     $    (18,533)      $   106,758
                                                                  =============    ===========     ============       ===========

Liabilities and stockholders' equity:
    Current liabilities                                           $     30,435     $     2,316     $     (3,969)      $    28,782
    Deferred income taxes                                                  664              98               --               762
    Other long-term obligations                                            527              --               --               527
    Long-term debt                                                     152,053             972             (972)          152,053
    Stockholders' equity (deficiency)                                  (75,366)         13,592          (13,592)          (75,366)
                                                                  ------------     -----------     ------------       -----------
     Total liabilities and stockholders' equity (deficiency)      $    108,313     $    16,978     $    (18,533)      $   106,758
                                                                  ============     ===========     ============       ===========

Six months ended December 28, 2002 (in thousands) (unaudited):

                                                                        Parent      Subsidiary     Consolidating     Consolidated
                                                                       Obligor      Guarantors      Adjustments      GFSI, Inc.

Net sales                                                         $     76,832     $    41,052     $     (2,040)      $   115,844
Costs and expenses                                                      70,299          33,148           (2,040)          101,407
                                                                  ------------     -----------     ------------       -----------
    Operating Income                                                     6,533           7,904               --            14,437
Equity in net earnings of subsidiaries                                   4,812              --           (4,812)               --
Interest expense                                                        (7,285)            (13)              --             7,298
                                                                  ------------     -----------     ------------       -----------
Income before income taxes                                               4,060           7,891           (4,812)            7,139
Income tax expense (benefit)                                              (293)          3,079               --             2,786
                                                                  ------------     -----------     ------------       -----------
Net income                                                        $      4,353     $     4,812      $    (4,812)      $     4,353
                                                                  ============     ===========     ============       ===========





Six months ended December 28, 2002 (in thousands) (unaudited):

                                                                      Parent        Subsidiary      Consolidating     Consolidated
                                                                     Obligor        Guarantors      Adjustments       GFSI, Inc.

Net cash flows provided by (used in) operating activities         $     10,637     $     (876)     $          --      $    9,761

Net cash flows used in investing activities                             (2,126)           (32)                --          (2,158)

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                    (4,422)            --                 --          (4,422)
    Payments on long-term debt                                             (87)            --                 --             (87)
    Intercompany borrowings                                               (972)           972                 --              --
    Cash paid for financing costs                                          (37)            --                 --             (37)
    Issuance of long-term debt                                             450             --                 --             450
    Distributions to GFSI Holdings, Inc.                                   (81)            --                 --             (81)
                                                                  ------------     ----------      -------------      ----------
     Net cash provided (used) by financing activities                   (5,149)           972                 --          (4,177)
                                                                  ------------     ----------      -------------      ----------

    Net change in cash and cash equivalents                              3,362             64                 --           3,426
    Cash and cash equivalents at beginning of period                       334            (21)                --             313
                                                                  ------------     ----------      -------------      ----------
    Cash and cash equivalents end of period                       $      3,696     $       43      $          --      $    3,739
                                                                  ============     ==========      =============      ==========

As of June 29, 2002 (in thousands) (unaudited):

                                                                      Parent       Subsidiary      Consolidating      Consolidated
                                                                     Obligor       Guarantors       Adjustments       GFSI, Inc.
Assets:
    Current assets                                                $     70,942      $    10,923    $     (1,083)      $    80,782
    Investment in equity of subsidiaries                                 8,773               --          (8,773)               --
    Property, plant and equipment, net                                  19,120              551              --            19,671
    Other assets                                                         4,881                4              (2)            4,883
                                                                  ------------     ------------    ------------       -----------
        Total assets                                              $    103,716      $    11,478    $     (9,858)      $   105,336
                                                                  ============     ============    ============       ===========

Liabilities and stockholders' equity:
    Current liabilities                                           $     26,198     $      2,510    $     (1,085)      $    27,623
    Deferred income taxes                                                  504              195              --               699
    Other long-term obligations                                            527               --              --               527
    Long-term debt                                                     156,132               --              --           156,132
    Stockholders' equity (deficiency)                                  (79,645)           8,773          (8,773)          (79,645)
                                                                  -------------    ------------    ------------       -----------
        Total liabilities and stockholders' equity (deficiency)   $    103,716     $     11,478    $     (9,858)      $   105,336
                                                                  =============    ============    ============       ===========




Six months ended December 28, 2001 (in thousands) (unaudited):

                                                                     Parent         Subsidiary     Consolidating      Consolidated
                                                                    Obligor         Guarantors     Adjustments        GFSI, Inc.

Net sales                                                         $     78,206     $    30,108     $     (1,937)      $   106,377
Costs and expenses                                                      67,994          24,892           (1,937)           90,949
                                                                  -------------    ------------    -------------      ------------
   Operating Income                                                     10,212           5,216               --            15,428
Equity in net earnings of subsidiaries                                   3,181              --           (3,181)               --
Interest expense                                                        (8,069)             --               --            (8,069)
                                                                  -------------    ------------    -------------      ------------
Income before income taxes                                               5,324           5,216           (3,181)            7,359
Income tax expense                                                         835           2,035               --             2,870
                                                                  -------------    ------------    -------------      ------------
Net income                                                        $      4,489     $     3,181     $     (3,181)      $     4,489
                                                                  =============    ============    =============      ============

Six months ended December 28, 2001 (in thousands) (unaudited):



                                                                    Parent         Subsidiary     Consolidating      Consolidated
                                                                    Obligor         Guarantors     Adjustments        GFSI, Inc.

Net cash flows provided by (used in) operating activities         $       (933)   $      240       $          --      $      (693)

Net cash flows used in investing activities                             (1,722)         (215)                 --           (1,987)

Cash flows from financing activities:
    Net borrowings under revolving credit agreement                      1,200            --                  --            1,200
    Payments on long-term debt                                          (1,722)           --                  --           (1,722)
    Distributions to GFSI Holdings, Inc.                                   (49)           --                  --              (49)
                                                                  -------------    ----------      --------------     ------------
     Net cash flows used in financing activities                          (571)           --                  --             (571)
                                                                  -------------    ----------      --------------     ------------

    Net change in cash and cash equivalents                             (3,276)           25                  --           (3,251)
    Cash and cash equivalents at beginning of period                     5,263            46                  --            5,309
                                                                  -------------    ----------      --------------     ------------
    Cash and cash equivalents end of period                       $      1,987     $      71       $          --      $     2,058
                                                                  =============    ==========      ==============     ============


4.                Reclassifications

     Certain reclassifications have been made to the fiscal 2002 consolidated and condensed consolidating financial statements to conform to the fiscal 2003 presentation.

5.                Subsequent Event

     On December 31, 2002, the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI Holdings, Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company is considered an early extinguishment of Holdings' debt, and accordingly, Holdings will record a pre- tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of the Company, mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of the Company's Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries (Event 1, CCP, and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933, as amended. The Company intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

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

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 28, 2002 AND DECEMBER 28, 2001.

     Net Sales. Net sales for the six months ended December 28, 2002, increased 9% to $115.8 million from $106.4 million in the six months ended December 28, 2001. The increase in net sales from last year was due to strong growth from the Licensed Apparel group, which was fueled by a 42% increase in revenue from CCP. The net sales increase from CCP was partially offset by a 28% decline in Corporate division sales. Net sales for CCP for the first six months of fiscal 2003 were $10.8 million greater than last year while Corporate division sales were $5.1 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

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

     Operating Expenses. Operating expenses for the six months ended December28, 2002 increased 12% to $27.9 million from $24.9 million last year. Operating expenses as a percentage of net sales were 24.0% in the first six months of fiscal 2003 compared to 23.4% in the first six months of fiscal 2002. The increase in operating expenses was principally due to a greater portion of fiscal 2003 sales generated from college bookstore sales, which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 due to soft economic conditions.

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

SUBSEQUENT EVENT

     On December 31, 2002, the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI Holdings , Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company is considered an early extinguishment of Holdings' debt, and accordingly, Holdings will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of the Company, mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of the Company's Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries (Event 1, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933, as amended. The Company intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third fiscal quarter of 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.


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


ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of filing this Quarterly Report on From 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          4.11 Indenture, dated as of December 31, 2002 between GFSI, Inc. and State Street Bank and Trust Company.*

          4.12 9 5/8% Series A Senior Subordinated Note due 2007.*

          10.25 Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc. and Jefferies Company, Inc.*

          10.26 Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement, dated March 28, 2002.*

         *        Previously filed.


(b)      Reports on Form 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI, INC.
April 28, 2003
                     /s/ J. Craig Peterson
                     -----------------------------------------

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

Date:    April 28, 2003


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

Date:    April 28, 2003


/s/ J. Craig Peterson
---------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer