Form 10-Q
period 2003-03-29
GFSI INC
filed 2003-05-13
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number            333-24189
                       --------------------


                                  GFSI, INC.
                                  ----------
              (Exact name of registrant specified in its charter)


        Delaware                                               74-2810748
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                             9700 Commerce Parkway
                             Lenexa, Kansas 66219
                   ----------------------------------------
                   (Address of principal executive offices)


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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of May 1, 2003.

                          GFSI, INC. AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 29, 2003
                                     INDEX



                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

      ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Consolidated Balance Sheets                                 3
                 Consolidated Statements of Income                           4
                 Consolidated Statements of Cash Flows                       5
                 Notes to Consolidated Financial Statements                  6


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                 11

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                          15

      ITEM 4 - CONTROLS AND PROCEDURES                                      15

PART II - OTHER INFORMATION                                                 16

SIGNATURE PAGE                                                              17

OFFICERS CERTIFICATION                                                      18


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                       March 29,              June 29,
                                                                         2003                   2002
                                                                    --------------         -------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $     1,257             $     313
     Accounts receivable, net                                             30,299                32,626
     Inventories, net                                                     42,116                45,729
     Prepaid expenses and other current assets                             1,455                 1,269
     Deferred income taxes                                                 1,132                   845
                                                                      -----------            ----------
Total current assets                                                      76,259                80,782
Property, plant and equipment, net                                        20,219                19,671

Other assets:
     Deferred financing costs, net                                         3,191                 3,873
     Investment in parent company bonds                                    9,900                    --
     Other                                                                   259                 1,010
                                                                     ------------            ----------
Total assets                                                         $   109,828             $ 105,336
                                                                     ============            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                $     9,123             $  12,010
     Accrued interest expense                                              1,189                 4,366
     Accrued expenses                                                      5,784                 5,983
     Income taxes payable                                                  7,393                 5,087
     Current portion of long-term debt                                       241                   177
                                                                     ------------            ----------
Total current liabilities                                                 23,730                27,623
Deferred income taxes                                                      1,151                   699
Other long-term obligations                                                  499                   527
Long-term debt, less current portion                                     160,578               156,132

Stockholders' equity (deficiency):
     Common stock, $.01 par value, 10,000 shares
         authorized, one share issued and outstanding
         at March 29, 2003 and June 29, 2002                                  --                    --
     Additional paid-in capital                                           59,127                59,127
     Accumulated deficiency                                             (135,257)             (138,772)
                                                                     ------------            ----------
Total stockholders' deficiency                                           (76,130)              (79,645)
                                                                     ------------            ----------
Total liabilities and stockholders' equity (deficiency)              $   109,828             $ 105,336
                                                                     ============            ==========


See notes to consolidated financial statements.






GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                                   Quarter Ended                    Nine Months Ended

                                                            March 29,          March 29,        March 29,        March 29,
                                                              2003               2002             2003             2002
                                                          ------------       ------------     ------------     ------------
Net sales                                                  $   41,204         $   41,520       $  157,048       $  147,897

Cost of sales                                                  25,983             26,258           99,536           92,348
                                                          ------------       ------------     ------------     ------------
Gross profit                                                   15,221             15,262           57,512           55,549

Operating expenses:

   Selling                                                      6,047              6,603           20,422           18,553

   General and administrative                                   6,571              6,753           20,050           19,662
                                                          ------------       ------------     ------------     ------------
                                                               12,618             13,356           40,472           38,215
                                                          ------------       ------------     ------------     ------------
Operating income                                                2,603              1,906           17,040           17,334

Other income (expense):

   Interest expense                                            (3,809)            (3,919)         (11,118)         (11,999)

   Loss on early extinguishment of debt                            --               (994)              --             (994)

    Other, net                                                      8                  2               19               13
                                                          ------------       ------------     ------------     ------------
                                                               (3,801)            (4,911)         (11,099)         (12,980)
                                                          ------------       ------------     ------------     ------------

Income (loss) before income taxes                              (1,198)            (3,005)           5,941            4,354

Income tax expense (benefit)                                     (468)            (1,173)           2,318            1,697
                                                          ------------       ------------     ------------     ------------
Net income (loss)                                          $     (730)        $   (1,832)      $    3,623       $    2,657
                                                          ============       ============     ============     ============


See notes to consolidated financial statements.








GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousand)

                                                                                           Nine Months Ended
                                                                                      March 29,      March 29,
                                                                                        2003           2002
                                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   3,623      $   2,657
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation                                                                        2,377          2,338
     Amortization of deferred financing costs                                              732            909
     Amortization of other intangibles                                                     750            750
     (Gain) loss on sale or disposal of property, plant and equipment                      (11)             6
     Deferred income taxes                                                                 165           (414)
     (Gain) loss on early extinguishment of debt                                            --            994
     Gain (loss) on foreign currency translation                                            66             --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                            2,327         (5,837)
     Inventories, net                                                                    3,613         (2,917)
     Prepaid expenses, other current assets and other assets                              (186)           (82)
     Income taxes payable                                                                2,306          4,166
     Accounts payable, accrued expenses and other
       long-term obligations                                                            (6,262)        (5,199)
                                                                                     ----------     ----------
Net cash provided by (used in) operating activities                                      9,500         (2,629)
                                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                                   22              3
     Purchases of property, plant and equipment                                         (2,936)        (3,622)
                                                                                     ----------     ----------
Net cash used in investing activities                                                   (2,914)        (3,619)
                                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolving credit agreement                                           (5,738)        29,262
     Cash paid for financing costs                                                         (50)          (683)
     Distributions to GFSI Holdings, Inc.                                                 (174)          (123)
     Issuance of long-term debt                                                            450            300
     Payments on long-term debt                                                           (130)       (26,804)
                                                                                     ----------     ----------
Net cash provided by (used in) financing activities                                     (5,642)         1,952
                                                                                     ----------     ----------

Net increase (decrease) in cash and cash equivalents                                       944         (4,296)
Cash and cash equivalents at beginning of period                                           313          5,309
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $   1,257      $   1,013
                                                                                     ==========     ==========
Supplemental cash flow information:

     Interest paid                                                                   $  13,561      $  13,865
                                                                                     ==========     ==========
     Income taxes paid (refunded)                                                    $    (153)     $  (2,053)
                                                                                     ==========     ==========

See notes to consolidated financial statements.


                          GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 29, 2003

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

3.       Inventories

     The following is a summary of inventories at March 29, 2003 and June 29, 2002:


Unaudited (in thousands)                      March 29, 2003    June 29, 2002
                                              --------------    -------------

Undecorated apparel ("blanks") and supplies     $   39,661        $   41,976
Work in process                                        557             1,114
Finished goods                                       1,898             2,639
                                                ----------        ----------
Total                                           $   42,116        $   45,729
                                                ==========        ==========



4.       Condensed Consolidating Financial Information

     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC
Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by GFSI, Inc. The subsidiary guarantees of GFSI, Inc.'s debts are full and unconditional and joint and several.

As of March 29, 2003 (in thousands) (unaudited):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------

Assets:
    Current assets
     Cash and cash equivalents                                       $    1,152       $      105      $       --       $    1,257
     Accounts receivable, net                                            20,187           16,082          (5,970)          30,299
     Inventories, net                                                    40,468            1,648              --           42,116
     Prepaid expenses and other current assets                            1,343              112              --            1,455
     Deferred income taxes                                                1,132               --              --            1,132
                                                                     ----------       ----------      ----------       ----------
         Total current assets                                            64,282           17,947          (5,970)          76,259
    Investment in equity of subsidiaries                                 15,293               --         (15,293)              --
    Property, plant and equipment, net                                   19,908              311              --           20,219
    Investment in parent company bonds                                    9,900               --              --            9,900
    Other assets                                                          4,479           (1,027)             (2)           3,450
                                                                     ----------       ----------      ----------       ----------
         Total assets                                                $  113,862       $   17,231      $  (21,265)      $  109,828
                                                                     ==========       ==========      ==========       ==========
Liabilities and stockholders' equity:
    Current liabilities
     Accounts payable                                                $   14,088       $    1,005      $   (5,970)      $    9,123
     Accrued interest expense                                             1,189               --              --            1,189
     Accrued expenses                                                     4,760            1,024              --            5,784
     Income taxes payable                                                 7,508             (115)             --            7,393
     Current portion of long-term debt                                      241               --              --              241
                                                                     ----------       ----------      ----------       ----------
         Total current liabilities                                       27,786            1,914          (5,970)          23,730
    Deferred income taxes                                                 1,127               24              --            1,151
    Other long-term obligations                                             499               --              --              499
    Long-term debt, less current portion                                160,578               --              --          160,578
    Stockholders' equity (deficiency)                                   (76,128)          15,293         (15,295)         (76,130)
                                                                     ----------       ----------      ----------       ----------
         Total liabilities and stockholders' equity (deficiency)     $  113,862       $   17,231      $  (21,265)      $  109,828
                                                                     ==========       ==========      ==========       ==========

Nine months ended March 29, 2003 (in thousands) (unaudited):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------

Net sales                                                            $  105,116       $   55,413      $   (3,481)      $  157,048

Cost of sales                                                            69,342           33,675          (3,481)          99,536
Selling expenses                                                         12,681            7,741              --           20,422
General and administrative expense                                       16,655            3,395              --           20,050
                                                                     ----------       ----------      ----------       ----------
     Total costs and expenses                                            98,678           44,811          (3,481)         140,008

     Operating Income                                                     6,438           10,602              --           17,040
Equity in net earnings of subsidiaries                                    6,451                           (6,451)              --
Interest expense                                                        (11,092)             (26)             --          (11,118)
Other, net                                                                   19               --              --               19
                                                                     ----------       ----------      ----------       ----------
Income before income taxes                                                1,816           10,576          (6,451)           5,941
Income tax expense (benefit)                                             (1,807)           4,125              --            2,318
                                                                     ----------       ----------      ----------       ----------
Net income                                                           $    3,623       $    6,451      $   (6,451)      $    3,623
                                                                     ==========       ==========      ==========       ==========




Nine months ended March 29, 2003 (in thousands) (unaudited):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------

Net cash flows provided by (used in) operating activities            $   10,373       $     (873)     $       --       $    9,500

Cash flows from investing activities:
    Intercompany loan                                                    (1,033)              --           1,033               --
    Purchases of property, plant and equipment, net                      (2,881)             (33)             --           (2,914)
                                                                     ----------       ----------      ----------       ----------
     Net cash flows used in investing activities                         (3,914)             (33)          1,033           (2,914)

Cash flows from financing activities:
    Net change in revolving credit agreement                             (5,738)              --              --           (5,738)
    Payments on long-term debt                                             (130)              --              --             (130)
    Intercompany borrowings                                                  --            1,033          (1,033)              --
    Cash paid for financing costs                                           (50)              --              --              (50)
    Issuance of long-term debt                                              450               --              --              450
    Distributions to GFSI Holdings, Inc.                                   (174)              --              --             (174)
                                                                     ----------       ----------      ----------       ----------
     Net cash provided (used) by financing activities                    (5,642)           1,033          (1,033)          (5,642)
                                                                     ----------       ----------      ----------       ----------

    Net change in cash and cash equivalents:                                817              127              --              944
    Cash and cash equivalents at beginning of period                        334              (21)             --              313
                                                                     ----------       ----------      ----------       ----------
    Cash and cash equivalents end of period                          $    1,151       $      106      $       --       $    1,257
                                                                     ==========       ==========      ==========       ==========

As of June 29, 2002 (in thousands):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------
Assets:
    Current assets
     Cash and cash equivalents                                       $      334       $      (21)     $       --       $      313
     Accounts receivable, net                                            25,199            8,511          (1,084)          32,626
     Inventories, net                                                    43,402            2,327              --           45,729
     Prepaid expenses and other current assets                            1,163              106              --            1,269
     Deferred income taxes                                                  845               --              --              845
                                                                     ----------       ----------      ----------       ----------
         Total current assets                                            70,943           10,923          (1,084)          80,782
    Investment in equity of subsidiaries                                  8,773               --          (8,773)              --
    Property, plant and equipment, net                                   19,120              551              --           19,671
    Other assets                                                          4,881                4              (2)           4,883
                                                                     ----------       ----------      ----------       ----------
         Total assets                                                $  103,717       $   11,478      $   (9,859)      $  105,336
                                                                     ==========       ==========      ==========       ==========

Liabilities and stockholders' equity:
    Current liabilities
     Accounts payable                                                $   11,466       $    1,630      $   (1,086)      $   12,010
     Accrued interest expense                                             4,366               --              --            4,366
     Accrued expenses                                                     5,034              949              --            5,983
     Income taxes payable                                                 5,156              (69)             --            5,087
     Current portion of long-term debt                                      177               --              --              177
                                                                     ----------       ----------      ----------       ----------
         Total current liabilities                                       26,199            2,510          (1,086)          27,623
    Deferred income taxes                                                   504              195              --              699
    Long-term debt, less current portion                                156,132               --              --          156,132
    Other long-term obligations                                             527               --              --              527
    Stockholders' equity (deficiency)                                   (79,645)           8,773          (8,773)         (79,645)
                                                                     ----------       ----------      ----------       ----------
         Total liabilities and stockholders' equity (deficiency)     $  103,717       $   11,478      $   (9,859)      $  105,336
                                                                     ==========       ==========      ==========       ==========








Nine months ended March 29, 2002 (in thousands) (unaudited):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------

Net sales                                                            $  108,849       $   42,336      $   (3,288)      $  147,897

Cost of sales                                                            70,403           25,233          (3,288)          92,348
Selling expenses                                                         12,309            6,244              --           18,553
General and administrative expense                                       16,037            3,625              --           19,662
                                                                     ----------       ----------      ----------       ----------
     Total costs and expenses                                            98,749           35,102          (3,288)         130,563

     Operating Income                                                    10,100            7,234              --           17,334
Equity in net earnings of subsidiaries                                    4,412               --          (4,412)              --
Interest expense                                                        (11,999)              --              --          (11,999)
Loss on early extinguishment of debt                                       (994)              --              --             (994)
Other income (expense)                                                       13               --              --               13
                                                                     ----------       ----------      ----------       ----------
Income before income taxes                                                1,532            7,234          (4,412)           4,354
Income tax expense (benefit)                                             (1,125)           2,822              --            1,697
                                                                     ----------       ----------      ----------       ----------
Net income                                                           $    2,657       $    4,412      $   (4,412)      $    2,657
                                                                     ==========       ==========      ==========       ==========

Nine months ended March 29, 2002 (in thousands) (unaudited):

                                                                        Parent        Subsidiary     Consolidating     Consolidated
                                                                        Obligor       Guarantors      Adjustments      GFSI, Inc.
                                                                      -----------     ----------     -------------     ------------

Net cash flows provided by (used in) operating activities            $   (3,127)      $      498      $       --       $   (2,629)

Net cash flows used in investing activities                              (3,383)            (236)             --           (3,619)

Cash flows from financing activities:
     Net change in revolving credit agreement                            29,262               --              --           29,262
     Cash paid for financing costs                                         (683)              --              --             (683)
     Distributions to GFSI Holdings, Inc.                                  (123)              --              --             (123)
     Issuance of long-term debt                                             300               --              --              300
     Payments on long-term debt                                         (26,804)              --              --          (26,804)
                                                                     ----------       ----------      ----------       ----------
     Net cash flows provided by financing activities                      1,952               --              --            1,952
                                                                     ----------       ----------      ----------       ----------

    Net change in cash and cash equivalents                              (4,558)             262              --           (4,296)
    Cash and cash equivalents at beginning of period                      5,263               46              --            5,309
                                                                     ----------       ----------      ----------       ----------
    Cash and cash equivalents end of period                          $      705       $      308      $       --       $    1,013
                                                                     ==========       ==========      ==========       ==========


5.       Reclassifications

     Certain reclassifications have been made to the fiscal 2002 consolidated and condensed consolidating financial statements to conform to the fiscal 2003 presentation.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The new standard eliminates the requirement to classify gains and losses related to early debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. In the third quarter of fiscal 2003, GFSI elected to early adopt SFAS No. 145 and has accordingly reclassified the 2002 loss on extinguishment of debt, previously presented as an extraordinary item, net of income taxes, as other income (expense) in accordance with the provisions of SFAS No. 145. Net income, shareholders' equity or cash flows were not impacted by the adoption of this new standard.

6.       Investment in Parent Company Bonds

     On December 31, 2002, the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI Holdings, Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million.

     The Exchange Notes are unsecured obligations of the Company, mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of the Company's Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries (Event 1, CCP, and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933, as amended. The Company has filed an exchange offer registration statement with the Securities and Exchange Commission to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

     As a result of the completion on December 31, 2002 of the private placement of $9.9 million of Exchange Notes for $24 million aggregate principal amount at maturity of Holdings Discount Notes with an accreted book value of $19.9 million, GFSI's financial statements for the periods after December 31, 2002, on a pro forma basis, will initially reflect additional long-term debt of $9.9 million and a corresponding non-current investment in Holdings Discount Notes. In future periods, GFSI's financial statements will reflect additional annual interest expense of approximately $1.0 million.

     The Company's non-current investment in Holdings Discount Notes is recorded at its purchase cost, reflecting fair value at its acquisition date. Trading activity in this security has been and is expected to continue to be infrequent, and consequently, the Company has determined that it will recognize interest income on the Holdings Discount Notes when it is received commencing in March 2005 and to recognize the accretion of the purchase discount should a more established market materialize. The Company would have recognized interest income and accreted purchase discount of approximately $962,000 as of March 29, 2003, had a more liquid market existed for this security.

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

Critical accounting policies

         The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, restructuring reserves, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         We believe that some of our significant accounting policies involve a higher degree of judgment or complexity than other accounting policies. Identified below are the policies deemed critical to our business and the understanding of our results of operations.

         Revenue recognition. We recognize revenues when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Returns, discounts and sales allowance estimates are based on projected sales trends, historical data and other known factors. If actual returns, discounts and sales allowances are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

         Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. We maintain an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of our customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at March 29, 2003 and June 28, 2002 were net of allowance for doubtful accounts of $1.0 million and $838,000, respectively.

         Inventories. Inventories are carried at the lower of cost or market determined under the First-In, First-Out (FIFO) method. We write down obsolete and unmarketable inventories to their estimated market value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than projected, additional inventory write-downs may be required. We also record changes in valuation allowances due to changes in our operating strategy, such as the discontinuances of certain product lines and other merchandising decisions related to changes in demand. It is possible that further changes in required inventory allowances may be necessary in the future as a result of market conditions and competitive pressures.

Comparison of Operating Results for the Quarters Ended March 29, 2003 and March 29, 2002.

         Net Sales. Net sales for the quarter ended March 29, 2003 were $41.2 million compared to $41.5 million last year. We experienced sales decreases in the Resort division, the Corporate division and our Event 1 subsidiary, offset by sales growth from the Licensed Apparel group. The net sales growth in the Licensed Apparel group was from college bookstore customers in our Champion licensed products group (CCP) which continued to benefit from consumer preferences for moderately priced apparel. Net sales for CCP were approximately $2.9 million greater than last year. College bookstore sales represented approximately 37% of net sales for the quarter compared to 31% last year. The Corporate and Resort divisions were affected by reduced business due to decreased discretionary spending on marketing and employee incentive programs and declining business and consumer travel. Event 1 sales for the third quarter of fiscal 2003 were below last year due to the timing of the NCAA mens championship basketball tournament. The final championship games were held in the fourth quarter of fiscal 2003, compared to the third quarter of fiscal 2002.

         Gross Profit. Gross profit for the quarter ended March 29, 2003 was $15.2 million, approximately the same as last year. Gross profit as a percentage of net sales was comparable for both periods at 37%.

         Operating Expenses. Operating expenses for the quarter ended March 29, 2003 decreased 5% to $12.6 million from $13.4 million last year. Operating expenses as a percentage of net sales were 30.6% in the third quarter of fiscal 2003 compared to 32.2% last year. The decrease in operating expenses was created by the implementation of cost controls.

         Operating Income. Operating income increased 37% to $2.6 million in the third quarter of fiscal 2003 compared to $1.9 million last year. Operating income as a percentage of net sales increased to 6.3% in the third quarter of fiscal 2003 from 4.6% in the third quarter of fiscal 2002. The increase in operating income as a percentage of sales was the result of the decrease in operating expenses.

         Interest Expense. Interest expense in the third quarter of fiscal 2003 was $3.8 million, $110,000 less than the comparable period last year. The decrease in interest expense was due to lower interest rates.

         Loss on Early Extinguishment of Debt. In March 2002, the Company entered into a $65 million revolving bank credit facility (the "RBCA) and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

         Net Income (loss). Net loss for the third quarter of fiscal 2003 was $730,000 compared to a net loss of $1.8 million last year. The decrease in net loss was created by higher operating income and the absence of a loss on early extinguishment of debt in fiscal 2003.

Comparison of Operating Results for the Nine Months Ended March 29, 2003 and March 29, 2002.

         Net Sales. Net sales for the nine months ended March 29, 2003 increased 6% to $157.0 million from $147.9 million last year. The increase in net sales was due to strong growth from the Licensed Apparel group, which was fueled by a 42% increase in revenue from CCP. The net sales increase from CCP was partially offset by a 18% decline in Corporate division sales. Net sales for CCP for the first nine months of fiscal 2003 were $13.7 million greater than last year while Corporate division sales were $4.1 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

         Gross Profit. Gross profit for the nine months ended March 29, 2003 increased 4% to $57.5 million from $55.5 million last year. Gross profit as a percentage of net sales decreased to 36.6% from 37.6% last year. The decrease in gross profit as a percentage of net sales was the result of a change in customer purchasing. College bookstore sales represented 51% of net sales for the nine month period ended March 29, 2003 compared to 43% last year. College bookstore sales generally provide a lower gross profit than the Company's other divisions.

         Operating Expenses. Operating expenses for the nine months ended March 29, 2003 increased 6% to $40.5 million from $38.2 million last year. Higher sales created the increase in operating expenses. Operating expenses as a percentage of net sales were 25.8% for the first nine months of fiscal 2003 and fiscal 2002. The favorable impact of cost control measures offset the higher royalty and distribution channel costs attributable to college bookstore sales which allowed operating expenses as a percentage of net sales to remain the same.

         Operating Income. Operating income decreased 2% to $17.0 million in fiscal 2003 from $17.3 million in fiscal 2002. Operating income as a percentage of net sales decreased to 10.9% in fiscal 2003 from 11.7% in fiscal 2002. The decrease in operating income as a percentage of sales was the result of a lower gross profit percentage on higher net sales.

         Interest Expense. Interest expense in the first nine months of fiscal 2003 was $11.1 million, $881,000 less than the comparable period last year. The decrease in interest expense was due to lower interest rates.

         Loss on Early Extinguishment of Debt. In March 2002, the Company entered into a $65 million RBCA and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

         Net Income (loss). Net income for the first nine months of fiscal 2003 was $3.6 million, compared to $2.7 million last year. The increase in net income was created by the reduction in interest expense and the absence of the loss on early extinguishment of debt in fiscal 2003.

Liquidity and Capital Resources

         Cash provided by operating activities in the first nine months of fiscal 2003 was $9.5 million compared to cash used by operating activities of $2.6 million last year. Fiscal 2002 operating cash flows were used to fund the increase in accounts receivable and inventory related to the addition of the CCP college bookstore business.

         Cash used in investing activities in the first nine months of fiscal 2003 was $2.9 million compared to $3.6 million last year. The cash used in both periods was related to the acquisition of property, plant and equipment.

         Cash used in financing activities in the first nine months of fiscal 2003 was $5.6 million compared cash to provided by financing activities of $2.0 million in the comparable period of fiscal 2002. Payments of bank debt was the primary use of cash in fiscal 2003. In fiscal 2002, the Company used borrowings under its RCBA to repay long-term debt.

         On December 31, 2002, the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI Holdings' 11.375% Senior Discount Notes ("Holdings Discount Notes") with an accreted book value of $19.9 million. The Company recorded its investment in the Holdings Discount Notes at its purchase cost.

         The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event 1, CCP, and GFSI Canada Company). GFSI, Inc. filed an exchange offer registration statement with the Securities and Exchange Commission to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

         Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $24.8 million was borrowed and outstanding and approximately $6.3 million was utilized for outstanding commercial and stand-by letters of credit as of March 29, 2003. At March 29, 2003, $25.4 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short- term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2005, although no assurance can be given in this regard.

         The Company anticipates paying dividends to its parent, GFSI Holdings, Inc. ("Holdings") to enable Holdings to pay corporate income taxes, interest on the Holdings Discount Notes, fees payable under consulting and non-competition agreements, preferred stock dividends and certain other ordinary course expenses incurred on behalf of The Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the Holdings Discount Notes. The Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $84.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holding's cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $400,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

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

         None.

(b)      Reports on Form 8-K

         None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI, INC.
May 13, 2003
                                            /s/ J. CRAIG PETERSON
                                            ---------------------------------
                                                J. Craig Peterson, Sr. Vice
                                                President of Finance and
                                                Principal Accounting Officer

            CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING
                  GFSI, INC.'S QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL PERIOD ENDED MARCH 29, 2003

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

Date:    May 13, 2003


/S/ ROBERT M. WOLFF
--------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer

            CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING
                  GFSI, INC.'S QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL PERIOD ENDED MARCH 29, 2003

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

Date:    May 13, 2003


/s/ J. CRAIG PETERSON
-----------------------------
J. Craig Peterson
Senior Vice President and
Chief Financial Officer