Form 10-K
period 2003-06-28
GFSI INC
filed 2003-09-25
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSACTION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          [X] ANNUAL REPORT PURSUANT TO
                           SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED June 28, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-24189

                                   GFSI, INC.
               (Exact Name of Registrant as Specified in Charter)

                      DELAWARE                           74-2810748
         -------------------------------          ----------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)          Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of the voting and non-voting stock held by non-affiliates (as defined in Rule 405) of the Registrant as of December 27, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $0.

On September 1, 2003, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                               TABLE OF CONTENTS

                                     PART I
                                                                      Page
Item 1 - Business......................................................3

Item 2 - Properties....................................................6

Item 3 - Legal Proceedings.............................................7

Item 4 - Submission of Matters to a Vote of Security Holders...........7



                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters...........................................7

Item 6 - Selected Financial Data.......................................7

Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................8

Item 7A - Quantitative and Qualitative Disclosures About Market Risk...13

Item 8 - Consolidated Financial Statements and Supplementary Data......14

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................35

Item 9A - Controls and Procedures......................................35



                                   PART III

Item 10 - Directors and Executive Officers.............................36

Item 11 - Executive Compensation.......................................38

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management...................................................39

Item 13 - Certain Relationships and Related Transactions...............40



                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.....................................................42

          Signatures...................................................45

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

     The Company operates on a 52/53 week fiscal year which ends on the Saturday nearest June 30. The twelve month periods ended July 2, 1999, June 30, 2000, June 29, 2001, June 29, 2002, and June 28, 2003 each contain 52 weeks.

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

     Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 7,400 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf courses, cruise lines and casinos.

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

     The Company provides its corporate identity sportswear products to over 1,500 of the leading independent marketing companies, who in turn each employ a sales staff to service a client base. The Company employs 20 regional sales personnel who are exclusively dedicated to promoting Corporate division products. The Company believes this marketing approach leverages the sales force and marketing contacts of these independent marketing companies. Prior to fiscal 2001, the Corporate division utilized approximately 40 independent sales agents to market directly to corporate customers.

     Licensed Apparel Division. The Licensed Apparel Division includes the college bookstore business, through both the Gear for Sports(R) and Champion(R) college brands, (through a subsidiary, CC Products, Inc.) sales under professional sports team, league and event licensing agreements and sales to the military. The Company has over 3,500 active college bookstore accounts, including nearly every major college and university in the United States. The largest college bookstore accounts include the major college bookstore lease operators as well as high volume, university managed bookstores.

     The Company's professional sports team, league and event licensors include, among others, the NBA, the NHL and Major League Baseball. The Company targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The Company has over 800 active professional sports related customer accounts.

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

     GFSI Canada Company. In June 2002 the Company formed GFSI Canada Company ("GFSI Canada"), a wholly owned subsidiary of GFSI, Inc. organized under the Securities Act of Nova Scotia, Canada. The Company established GFSI Canada to enable it to conduct business in Canada and reach similar markets with it's existing product line. Certain of the Company's products had previously been available in the Canadian market through an international licensing agreement that expired in December 2001. In June 2002, GFSI Canada entered into a Management Agreement with Fletcher Leisure Group Inc. ("Fletcher"), a Canadian corporation headquartered in Quebec, Canada. The Fletcher Leisure Group provides certain selling, marketing, product distribution and administrative services to GFSI Canada Company under the management agreement.

Products

     The Company's extensive product offerings include: fleecewear, outerwear, polo shirts, woven shirt, sweaters, T-shirts and bottoms, women's and other apparel items and accessories. These products are currently offered in over 1,000 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks. The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets.

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 27% of net sales for fiscal 2003. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

   T-Shirts and Bottoms. The Company's T-shirt and bottoms products represented approximately 15% of net sales for fiscal 2003. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts, shorts and pants in a variety of styles, fabrics and colors.

     Outerwear. The Company's outerwear products represented approximately 12% of net sales for fiscal 2003. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Product offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company's products also provide a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 11% of net sales for fiscal 2003. The Company's products in this category are designed to be suitable for both leisure and work-related activities with a full range of materials and styles.

     Women's. The Company's women's products represented approximately 15% of net sales for fiscal 2003. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Other. The Company also sells headwear, sports luggage, and a number of other miscellaneous apparel items. Event 1 also sells non-apparel items at events including basketballs, pennants and related items. Sales of "Other" items represented approximately 20% of net sales for fiscal 2003.

Design, Manufacturing and Materials Sourcing

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa.

     The Company's design group consists of approximately 70 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-decorated apparel ("blanks"). Most of the screen printing and the embroidery operations are performed by the Company in its Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa facilities. In addition, the Company outsources screen printing and embroidery work to independent contractors when necessary.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Columbia, Guatemala, Honduras, Hong Kong, Indonesia, Korea, Malaysia, Mexico, Peru, Philippines, Singapore, Taiwan, Thailand and Vietnam. No foreign country has a manufacturing concentration above 25%. The Company has long-standing contractual relationships with its independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis.

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

     The following table sets forth the Company's primary competitors in each of its markets:

Market                                    Primary Competitors
----------------           ------------------------------------------------
Resort                     Cutter & Buck and local and regional competitors
Corporate                  Cutter & Buck, Ashworth, Callaway, Land's End
Licensed Apparel           Jansport (VF Corp.), Cotton Exchange, Russell
                           Athletic, Nike, Majestic, Addidas and M.V. Sports

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

Employees

     The Company employs approximately 806 people at its two facilities in Lenexa, Kansas, of which approximately 110 are members of management, 236 are involved in either product design, customer service, sales support or administration and 460 are involved in manufacturing. The Company employs approximately 85 people in its Bedford, Iowa embroidery facility and 120 at its Chillicothe, Missouri screen print facility, all of which are involved in manufacturing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

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

     The Company licenses its GEAR For Sports(R) trademark in Japan. This license agreement provides exclusive, non-transferable and non-assignable rights to manufacture, advertise and promote adult apparel, headwear and bags under the GEAR For Sports(R) brand name. The agreement provides for royalties as a percentage of net sales, contains annual royalty minimums, and gives the Company final control over product design and quality. The Company believes this licensing arrangement enables it to broaden its geographic distribution and extend the GEAR For Sports(R) brand name in a cost-effective manner.

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

Licenses

     The Company markets its products, in part, under licensing agreements. In fiscal 2003, net sales under the Company's 465 active licensing agreements totaled $88.7 million, or approximately 42% of the Company's net sales. The Company's licensing agreements are mostly with (i) high volume, university bookstores, (ii) professional sports leagues such as Major League Baseball, the NBA, the NHL and PGA Tour and (iii) major sporting events such as the NCAA, U.S. Open, Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

     On July 1, 2001, the Company entered into a 15 year license agreement with Sara Lee Corporation for the exclusive use of the Champion logo and related trademarks in the licensed apparel and resort markets. Under the license agreement the Company will pay a royalty to Sara Lee Corporation based upon net sales beginning in fiscal 2004. The royalty rate ranges from 3% to 6% of net sales from fiscal 2004 through fiscal 2017.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 2003.


                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The only authorized, issued and outstanding class of capital stock of Holdings is common stock. There is no established public trading market for Holdings' common stock. At June 28, 2003, all common stock of the Company was held by Holdings.

     Holdings has not declared nor paid any cash dividends on its common stock since its formation in January 1997. The Company's financing agreements contain restrictions on its ability to declare or pay dividends on its common stock (except certain permitted distributions to Holdings).


Item 6 - Selected Financial Data

     The following table presents: (i) historical operating and other data of the Company for fiscal years ended July 2, 1999, June 30, 2000, June 29, 2001, June 29, 2002, and June 28, 2003; and (ii) balance sheet data as of July 2, 1999, June 30, 2000, June 29, 2001, June 29, 2002, and June 28, 2003. The
historical financial statements for the Company for fiscal 1999 and 2000 have been audited by Deloitte & Touche LLP. The historical financial statements for the Company for fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The historical financial statements for the Company for fiscal 2002 and 2003 have been audited by KPMG LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended July 2, 1999, June 30, 2000, June 29, 2001, and June 29, 2002 to conform to the June 28, 2003 presentation.

                                                                        Fiscal Years Ended (3)
                                                        ----------------------------------------------------------
                                                                        (Dollars in thousands)
                                                         July 2,     June 30,    June 29,     June 29,     June 28,
                                                          1999         2000        2001         2002         2003
                                                         -------      ------      ------       ------       ------
Statements of Operations Data:
   Net sales.....................................      $ 208,025   $ 205,500    $ 185,305    $ 197,250   $  209,273
   Gross profit..................................         83,236      79,326       70,726       73,627       78,155
   Operating expenses (1)........................         52,395      48,093       49,998       50,933       53,940
                                                       ----------  ----------   ----------   ----------  -----------
   Operating income..............................         30,841      31,233       20,728       22,694       24,215
   Other expense, principally interest...........        (18,345)    (17,450)     (16,247)     (15,725)     (14,848)
   Loss on early extinguishment of debt..........            --           --          --          (994)          --
                                                       ----------  ----------   ----------   ----------  -----------
   Income before taxes (2).......................         12,496      13,783        4,481        5,975        9,367
   Income tax expense............................         (4,683)     (5,177)      (1,630)      (2,331)      (3,653)
                                                       ----------  ----------   ----------   ----------  -----------
   Net income....................................      $   7,813   $   8,606    $   2,851    $   3,644   $    5,714
                                                       ==========  ==========   ==========   ==========  ===========
Balance Sheet Data (as of period end):
   Cash and cash equivalents.....................      $  10,264   $   1,446    $   5,309    $     313   $    1,387
   Total assets..................................        104,917      99,179       93,567      105,336      113,784
   Long-term debt (including current portion) ...        180,878     167,309      152,341      156,309      158,963
   Total stockholders' equity (deficiency).......        (99,014)    (86,809)     (83,137)     (79,645)     (74,073)
Other Data:
   Cash flows from operating activities..........      $  18,222   $   3,555    $  21,547    $  (3,711)  $   11,891
   Cash flows from investing activities..........         (2,041)     (1,937)      (8,412)      (4,189)      (3,325)
   Cash flows from financing activities..........         (7,263)    (10,436)      (9,272)       2,904       (7,674)
   Depreciation and amortization.................          3,083       3,235        3,046        4,095        4,137
   Capital expenditures..........................          2,291       1,998        1,787        4,203        3,369


     (1) Operating expenses for fiscal 2001 include $836 of restructuring charges, $1,110 of pre-acquisition integration costs related to the acquisition of Champion and a $630 gain on the sale of Tandem Marketing division.

     (2) Income before taxes includes (losses) on the early extinguishment of debt of ($994) in fiscal 2002.

     (3) The Company's fiscal year ends on the last Saturday in June, which results in a 53 week year from time to time. All fiscal years presented above are comprised of 52 week periods.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's results of operations and its liquidity and capital resources should be read in conjunctionwith the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

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

Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 2003, 2002 and 2001:

                                                              Fiscal Year Ended
                                                       --------------------------------
                                                        June 28,    June 29,   June 29,
                                                         2003        2002        2001
                                                       ---------   ---------   --------
Net sales............................................   100.0%       100.0%      100.0%
Gross profit.........................................    37.3         37.3        38.2
Operating income.....................................    11.6         11.5        11.2

Fiscal year ended June 28, 2003 compared to fiscal year ended June 29, 2002

     Net Sales. Net sales in fiscal 2003 increased 6% to $209.3 million from $197.3 million in fiscal 2002. The increase in net sales was due to strong growth from college bookstore sales, which was fueled by a 40% increase in revenue from Champion Custom Products ("CCP") to $60.9 million. The net sales increase from CCP was partially offset by a 18% decline in Corporate division sales. Net sales for CCP in fiscal 2003 were $17.5 million greater than last year while Corporate division sales were $5.3 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

     Gross Profit. Gross profit for fiscal 2003 increased 6% to $78.2 million from $73.6 million last year. Gross profit as a percentage of fiscal 2003 net sales was 37.3%, approximately the same as last year.

     Operating Expenses. Operating expenses for fiscal 2003 increased 6% to $53.9 million from $50.9 million last year. Higher sales created the increase in operating expenses. Operating expenses as a percentage of net sales were 25.8% for fiscal 2003 and fiscal 2002. The favorable impact of cost control measures offset the higher royalty and distribution channel costs attributable to increased college bookstore sales. In fiscal 2004, the Company will begin to incur a 3% royalty expense related to its CCP sales. The royalty will be paid to Sara Lee Corporation under its 15 year license agreement.

     Operating Income. Operating income increased 7% to $24.2 million in fiscal 2003 from $22.7 million in fiscal 2002. Operating income as a percentage of net sales increased to 11.6% in fiscal 2003 from 11.5% in fiscal 2002. Cost control measures combined with higher sales resulted in the increase in operating income as a percentage of sales.

     Interest Expense. Interest expense in fiscal 2003 was $14.9 million, $875,000 less than the comparable period last year. The decrease in interest expense was due to lower interest rates in comparison to last year.

     Loss on Early Extinguishment of Debt. In fiscal 2002, the Company entered into a $65 million Revolving Bank Credit Agreement ("RBCA") and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

     Net Income (Loss). Net income for fiscal 2003 was $5.7 million, compared to $3.6 million in fiscal 2002. Improved operating income, the decrease in interest expense and the absence of the loss on early extinguishment of debt all combined to create the $2.1 million increase in net income over last year.


Fiscal year ended June 29, 2002 compared to fiscal year ended June 29, 2001

     Net Sales. Net sales increased 6.4% in fiscal 2002 to $197.2 million from $185.3 million in fiscal 2001. The increase was primarily attributable to the addition of CCP college bookstore net sales of $43.4 million. The net sales increase from CCP was partially offset by declines in Corporate and Resort division sales. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. In addition, the Tandem Marketing ("Tandem") business was sold in June 2001. Tandem contributed $11.7 million in sales in fiscal 2001.

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

     Operating Expenses. Operating expenses increased $.9 million or 1.8%, to $50.9 million in fiscal 2002 from $50.0 million in fiscal 2001. Operating expenses as a percentage of net sales decreased in fiscal 2002 to 25.8% from 27.0% in fiscal 2001. Operating expenses in fiscal 2001 included costs incurred from the following non-recurring activities: $1.1 million of integration costs associated with the acquisition of CCP and $0.8 million in costs associated with severance and employee termination benefits related to the execution of a restructuring plan; which were partially offset by $0.6 million in gain related to the sale of Tandem. If these items were excluded, operating expenses as a percentage of sales would have decreased in fiscal 2002 to 25.8% from 26.3% in fiscal 2001. Cost control measures created the decrease in operating expenses.

     Operating Income. Operating income for fiscal 2002 increased $2.0 million to $22.7 million in fiscal 2002 from $20.7 million in fiscal 2001. Operating income as a percentage of net sales increased to 11.5% in fiscal 2002 from 11.2% in fiscal 2001. The increase in operating income was the result of the increase in sales and lower operating expenses.

     Interest Expense. Interest expense in fiscal 2002 decreased $914,000 to $15.7 million from $16.7 million in fiscal 2001. The favorable effects of lower interest rates created the decrease in fiscal 2002.

     Loss on Early Extinguishment of Debt. In fiscal 2002, the Company entered into a $65 million RBCA and repaid its existing bank credit facility ahead of its scheduled expiration. A $994,000 pre-tax charge recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

     Net Income. The Company had net income of $3.6 million in fiscal 2002 compared to $2.9 million in fiscal 2001. The increase in fiscal 2002 operating income created the improvement over fiscal 2001.

Liquidity and Capital Resources

     In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of GFSI Holdings'11.375% Senior Discount notes ("Holdings Discount Notes"). The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 28, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event 1, CCP and GFSI Canada Company). GFSI, Inc. subsequently filed an exchange offer registration statement with the Securities and Exchange Commission which publicly registered the Exchange Notes.

     Cash provided by (used in) operating activities in fiscal 2003, 2002 and 2001 was $11.9 million, ($3.7) million, and $21.5 million, respectively. Higher net income and reduced inventories created the change in cash provided (used in) operating activities between fiscal 2003 and fiscal 2002. Increases in accounts receivable and inventory to support the acquired Champion Custom Products college bookstore business created the change in cash provided by (used in) operating activities between fiscal 2002 and fiscal 2001.

     Cash used in investing activities for fiscal 2003, 2002 and 2001 was $3.3 million, $4.2 million, and $8.4 million, respectively. Cash used in investing activities in fiscal 2003 and fiscal 2002 was principally related to capital expenditures associated with the construction of a new garment decoration facility in Chillicothe, Missouri. The cash used in investing activities in fiscal 2001 was related to the purchase of Champion Custom Products and capital expenditures, partially offset by $2.7 million in proceeds from the sale of the Tandem Marketing division.

     Cash provided by (used in) financing activities for fiscal 2003, 2002 and 2001 was $(7.7) million, $2.9 million, and ($9.3) million, respectively. The $7.7 million used in financing activities in fiscal 2003 was principally used to reduce borrowings under the Revolving Bank Credit Agreement. The net $2.9 million provided from financing activities in fiscal 2002 was created by borrowings under the Revolving Bank Credit Agreement to replace existing bank loans and support increased working capital and equipment needs related to the acquisition of the Champion Custom Products business. The cash used in financing activities in fiscal 2001 was primarily related to long-term debt repayments.

     GFSI, Inc. anticipates paying dividends to GFSI Holdings to enable GFSI Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on subordinated discount notes issued by GFSI Holdings, fees payable under consulting agreements, fees payable under a non-competition agreement between GFSI Holdings and Robert M. Wolff, and certain other ordinary course expenses. GFSI Holdings is dependent upon the cash flows of GFSI, Inc. to provide funds to service the Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until March 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $84.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable in semi-annual cash installments of $4.8 million on March 15 and September 15 of each year. Additionally, GFSI Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $400,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

A summary of the Company's contractual cash obligations by maturity date as of June 28, 2003 is as follows:

                                                                                                          After 5
Contractual Obligations (in thousands)                    Total      Year 1     Years 2-3    Years 4-5     Years
-----------------------                                   -----      ------     ---------    ---------     -----
Direct cash obligations:
     Long-term debt (including capital
     lease obligations)                                $ 158,963    $    324    $ 23,246    $  135,060   $     333
     Inventory on open purchase orders
     (generally  for delivery within 90 days)             19,047      19,047          --            --          --
     Guaranteed minimum royalties and
     operating lease obligations                           3,468       2,138       1,330            --          --
     Consulting and employment agreements                  2,540         305         670           485       1,080
                                                       ----------   ---------   ---------   -----------  ----------
         Total direct contractual cash obligations       184,018      21,814      25,246       135,545       1,413
Indirect cash obligations:
     GFSI Holdings, Inc.                                 165,857         750      15,912        20,716     128,479
                                                       ----------   ---------   ---------   ----------   ----------
         Total direct and indirect cash obligations    $ 349,875    $ 22,564    $ 41,158    $  156,261   $ 129,892
                                                       ==========   =========   =========   ===========  ==========

     Under our Champion product license, the Company has guaranteed the payment of $1 million as minimum royalty payments in each of fiscal 2004 and fiscal 2005. There are no guaranteed minimum royalty payments thereafter. It is anticipated that other product licenses with annual guaranteed minimum royalty payments and leases that expire will be renewed or replaced, and future guaranteed minimum royalty commitments and lease commitments are not expected to aggregate less than the amount shown in year 1.

     During fiscal 2002, the Company replaced its existing bank credit agreement by entering into a Revolving Bank Credit Agreement with a group of financial institutions to provide a $65 million revolving line of credit which matures in January 2005. At June 28, 2003, $32.9 million was available for future borrowing under the Revolving Bank Credit Agreement. We believe that cash flows from operating activities and borrowings under the Revolving Bank Credit Agreement will be adequate to meet our short-term and future liquidity requirements prior to the maturity of the Revolving Bank Credit Agreement in fiscal 2005 although no assurance can be given in this regard.

     Indirect cash obligations include the contractual obligations of GFSI Holdings which the Company anticipates funding, to the extent that it can, the necessary amounts to GFSI Holdings, provided the Company is permitted by its Revolving Bank Credit Agreement and by its 9.625% Senior Subordinated notes indentures. These obligations include payments to enable GFSI Holdings to pay interest and principal on its subordinated discount notes, fees under non-competition and consulting agreements and cash dividends on GFSI Holdings preferred stock.

New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The new standard eliminated the requirement to classify all gains and losses related to debt extinguishments as extraordinary items. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003, and has reclassified the fiscal 2002 loss on extinguishment of debt as other income (expense) in accordance with the transition provisions of SFAS No. 145.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating what impact, if any, this standard will have on its financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation addresses consolidation by business enterprises of variable interest entities which meet certain characteristics and is effective for all variable interest entities created after January 31, 2003 and otherwise for the fiscal year beginning after June 15, 2003. The Interpretation does not have any effect on the Company's financial position or results of operation.

Seasonality and Inflation

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2003, net sales of the Company during the first half and second half of the fiscal year were approximately 55% and 45%, respectively. The seasonality of sales is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show no significant seasonal variations.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risk exposure is primarily due to possible fluctuations in interest rates. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the RBCA, that balances are outstanding. An immediate 1 percent increase in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

Item 8 - Consolidated Financial Statements and Supplementary Data



                                                                           Page

Independent Auditors' Report................................................15

Report of Independent Auditors..............................................16

Consolidated Balance Sheets - June 28, 2003 and June 29, 2002...............17

Consolidated Statements of Income - Years Ended  June 28, 2003,
     June 29, 2002 and June 29, 2001........................................18

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) - Years Ended June 28, 2003, June 29, 2002
    and June 29, 2001.......................................................19

Consolidated Statements of Cash Flows - Years Ended June 28, 2003,
     June 29, 2002 and June 29, 2001........................................20

Notes to Consolidated Financial Statements..................................21

-
                         Independent Auditors' Report


The Board of Directors
GFSI, Inc.:

We have audited the accompanying consolidated balance sheets of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiaries (the Company) as of June 28, 2003 and June 29, 2002, and the related consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFSI, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  KPMG LLP
      Kansas City, Missouri
      August 22, 2003

                        Report of Independent Auditors


To The Board of Directors
GFSI, Inc.

In our opinion, the accompanying consolidated statements of income, of changes in stockholders' equity (deficiency) and of cash flows of GFSI, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





/s/  PricewaterhouseCoopers LLP
      Kansas City, Missouri
      September 12, 2001


                                                 GFSI, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                              (in thousands, except share data)


                                                                                            June 28,           June 29,
                                     ASSETS                                                   2003               2002
                                                                                         -------------        ---------

Current assets:
     Cash and cash equivalents................................................           $     1,387          $     313
     Accounts receivable, net of allowance for doubtful accounts of
        $906 and $767 at June 28, 2003 and June 29, 2002......................                34,357             32,626
     Inventories, net.........................................................                42,663             45,729
     Prepaid expenses and other current assets................................                 1,323              1,269
     Deferred income taxes....................................................                 1,303                845
                                                                                         ------------         ----------
          Total current assets................................................                81,033             80,782

Property, plant and equipment, net............................................                19,883             19,671

Other assets:
     Deferred financing costs, net of accumulated amortization of
        $4,540 and $3,556 at June 28, 2003 and June 29, 2002.................                  2,959              3,873
     Investment in parent company bonds......................................                  9,900                 --
     Other...................................................................                      9              1,010
                                                                                         ------------         ----------
                                                                                              12,868              4,883
                                                                                         ------------         ----------
               Total assets..................................................            $   113,784          $ 105,336
                                                                                         ============         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable........................................................            $     7,843          $  12,010
     Accrued interest expense................................................                  4,365              4,366
     Accrued expenses........................................................                  6,151              5,983
     Income taxes payable....................................................                  8,850              5,087
     Current portion of long-term debt.......................................                    324                177
                                                                                         ------------         ----------
          Total current liabilities..........................................                 27,533             27,623

Deferred income taxes........................................................                  1,194                699
Long-term debt, less current portion.........................................                158,639            156,132
Other long-term obligations..................................................                    491                527

Commitments and contingencies (Notes 2 and 5)................................

Stockholders' equity (deficiency):
      Common Stock, $.01 par value, 10,000 shares authorized, one                                 --                 --
      share issued at June 28, 2003 and June 29, 2002........................
      Additional paid-in capital.............................................                 59,127             59,127
      Accumulated deficiency.................................................               (133,200)          (138,772)
                                                                                        -------------         ----------
          Total stockholders' equity (deficiency)............................                (74,073)           (79,645)
                                                                                        -------------         ----------
               Total liabilities and stockholders' equity (deficiency).......           $    113,784          $ 105,336
                                                                                        =============         ==========


                      See notes to consolidated financial statements.


                                                 GFSI, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (in thousands)



                                                                                           Years Ended
                                                                     ----------------------------------------------------
                                                                         June 28,           June 29,          June 29,
                                                                           2003               2002              2001
                                                                     ---------------   ----------------   ---------------


Net sales....................................................       $     209,273      $    197,250       $    185,305
Cost of sales................................................             131,118           123,623            114,579
          Gross profit.......................................              78,155            73,627             70,726
Operating expenses:
     Selling ................................................              27,185            24,583             22,304
     General and administrative..............................              26,755            26,350             26,378
     Restructuring costs.....................................                  --                --                836
     Acquisition of business.................................                  --                --              1,110
     Gain on disposition of business.........................                  --                --               (630)
                                                                    -------------      ------------       -------------
                                                                           53,940            50,933             49,998
                                                                    -------------      ------------       -------------

          Operating income...................................              24,215            22,694             20,728

Other income (expense):
     Interest expense........................................             (14,872)          (15,747)           (16,661)
     Loss on early extinguishment of debt....................                  --              (994)                --
     Other   ................................................                  24                22                414
                                                                    --------------     -------------      -------------
                                                                          (14,848)          (16,719)           (16,247)
                                                                    --------------     -------------      -------------
Income before income taxes ..................................               9,367             5,975              4,481
Income tax expense...........................................              (3,653)           (2,331)            (1,630)
                                                                    --------------     -------------      -------------
Net income   ................................................       $       5,714      $      3,644       $      2,851
                                                                    ==============     =============      =============














                                     See notes to consolidated financial statements.




                                                 GFSI, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                Years Ended June 28, 2003, June 29, 2002, and June 29, 2001
                                                        (in thousands)



                                                             Additional                        Total
                                          Common Stock         Paid-In        Accumulated     Stockholders'
                                        -----------------
                                        Share     Amounts      Capital         Deficiency   Equity(Deficiency)
                                        -----     -------      -------         ----------   ------------------

Balance, June 30, 2000.........           1    $    --      $    58,127    $   (144,936)      $  (86,809)
    Net income.................                                                   2,851            2,851
    Capital contributions from
      GFSI Holdings, Inc.......                                   1,000                            1,000
    Distributions to
      GFSI Holdings, Inc.......                                                    (179)            (179)
                                        ----   --------     ------------   -------------      -----------
Balance, June 29, 2001.........           1         --           59,127        (142,264)         (83,137)
    Net income.................                                                   3,644            3,644
    Distributions to
      GFSI Holdings, Inc.......                                                    (152)            (152)
                                        ----   --------     ------------   -------------      -----------
Balance, June 29, 2002.........           1         --           59,127        (138,772)         (79,645)
    Net income.................                                                   5,714            5,714
    Distributions to
      GFSI Holdings, Inc.......                                                    (324)            (324)
    Foreign currency translation gain                                               182              182
                                        ----   --------     ------------   -------------      -----------
Balance, June 28, 2003.........           1    $    --      $    59,127    $   (133,200)      $  (74,073)
                                        ====   ========     ============   =============      ===========

















                                     See notes to consolidated financial statements.


                                                 GFSI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)

                                                                                        Years Ended
                                                                       --------------------------------------------
                                                                       June 28, 2003   June 29, 2002  June 29, 2001
                                                                       -------------   -------------  -------------

Cash flows from operating activities:
  Net income.......................................................    $   5,714       $    3,644      $     2,851
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation ..................................................        3,137            3,095            3,046
    Amortization of deferred financing costs.......................          983            1,152            1,189
    Amortization of other intangibles..............................        1,000            1,000               --
    Gain on disposition of business................................           --               --             (630)
    Gain on sale or disposal of property, plant and
      equipment....................................................          (24)              (2)             (99)
    Deferred income taxes..........................................           37             (424)             156
    Loss on early extinguishment of debt...........................           --              994               --
  Changes in operating assets and liabilities:
    Accounts receivable, net.......................................       (1,731)          (9,932)           5,109
    Inventories, net...............................................        3,066           (7,993)           8,498
    Prepaid expenses, other current assets and other assets........          (54)            (129)            (114)
    Income taxes payable..........................................         3,763            4,888              105
    Accounts payable, accrued expenses and other long-term
      obligations..................................................       (4,000)              (4)           1,436
                                                                       ----------      -----------     ------------
        Net cash provided by (used in) operating activities........       11,891           (3,711)          21,547
                                                                       ----------      -----------     ------------
Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment.............           44               14              203
  Purchases of property, plant and equipment.......................       (3,369)          (4,203)          (1,787)
  Proceeds from disposition of business............................           --               --            2,672
  Acquisition of business..........................................           --               --           (9,500)
                                                                       ----------      -----------     ------------
        Net cash used in investing activities......................       (3,325)          (4,189)          (8,412)
                                                                       ----------      -----------     ------------
Cash flows from financing activities:
  Net changes to revolving credit agreement borrowing..............       (7,535)          30,527               --
  Issuance of long-term debt.......................................          450              300               --
  Payments on long-term debt.......................................         (196)          26,859)         (15,061)
  Distributions to GFSI Holdings, Inc..............................         (324)            (152)            (179)
  Capital contributions from GFSI Holdings, Inc....................           --               --            1,000
  Cash paid for financing costs....................................          (69)            (912)            (190)
  Seller financing for acquisition of business.....................           --               --            5,158
                                                                       ----------      -----------     ------------
        Net cash provided by (used in) financing activities........       (7,674)           2,904           (9,272)
                                                                       ----------      -----------     ------------
        Net increase (decrease) in cash and cash equivalents.......        1,074           (4,996)           3,863
Cash and cash equivalents,
  Beginning of period..............................................          313            5,309            1,446
                                                                       ----------      -----------     ------------
  End of period....................................................    $   1,387       $      313      $     5,309
                                                                       ==========      ===========     ============
Supplemental cash flow information:
  Interest paid....................................................    $  13,888       $   14,005      $    15,698
                                                                       ==========      ===========     ============
  Income taxes paid (refunded).....................................    $    (147)      $   (2,391)     $       359
                                                                       ==========      ===========     ============
Non-cash investing and financing activities:
  Investment in parent company bonds...............................    $  (9,900)      $       --      $        --
                                                                       ==========      ===========     ============
  Issuance of debt to purchase parent company bonds................    $   9,900       $       --      $        --
                                                                       ==========      ===========     ============

                                      See notes to consolidated financial statements.


                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED JUNE 28, 2003, JUNE 29, 2002 AND JUNE 29, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business--GFSI, Inc. ("GFSI" or the "Company") is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports organizations. GFSI's customer base is spread throughout the United States and Canada.

     Ownership--GFSI is a wholly-owned subsidiary of GFSI Holdings, Inc.

     Principles of Consolidation--The consolidated financial statements include the accounts of GFSI and its wholly-owned subsidiaries, Event 1, Inc., CC Products, Inc. and GFSI Canada Company. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year--The Company utilizes a 52/53 week fiscal year which ends on the Saturday nearest June 30. The twelve month periods ended June 28, 2003, June 29, 2002 and June 29, 2001, each contain 52 weeks.

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

     The Company recognizes the costs of customer incentive programs and volume rebates as a reduction of net sales. The Company records as revenue amounts billed to customers for shipping and handling.

     Cost of Sales, Selling, General and Administrative Costs-- Cost of sales includes the cost of blank garment acquisition, freight, decoration, warehousing, related overhead costs and shipping and handling costs to deliver product to customers.

     Selling, general and administrative expenses include sales commissions, license royalties, marketing expenses, salaries, profit sharing, technology, professional services and other similar costs.

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

The following is a summary of inventories at June 28, 2003 and June 29, 2002:
(in thousands)


                                                                            June 28, 2003   June 29, 2002
                                                                            -------------   -------------

    Undecorated apparel ("blanks") and supplies...........................    $   37,924     $   42,431
    Work in process.......................................................           609          1,114
    Finished goods........................................................         4,887          2,691
                                                                              -----------    -----------
                                                                                  43,420         46,236
    Markdown allowances...................................................          (757)          (507)
                                                                              -----------    -----------
                                                                              $   42,663     $   45,729
                                                                              ===========    ===========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:


        Buildings and improvements.............................     40 years
        Furniture and fixtures.................................   3-10 years

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

     Advertising Costs-- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $2.0 million, $1.5 million and $1.8 million for the years ended June 28, 2003, June 29, 2002 and June 29, 2001, respectively.

     Income Taxes-- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The Company is a party to a tax sharing agreement with its parent, GFSI Holdings, Inc. As such, the taxable income of GFSI is included in the consolidated federal tax return and certain state income tax returns of GFSI Holdings, Inc. GFSI's income tax provision has been calculated as if GFSI would have filed separate federal and state income tax returns.

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

     Segment Information-- Substantially all of the Company's net sales are derived from sources within the United States of America and substantially all of its assets are located within the United States of America. During fiscal 2003 sales to one customer represented approximately 12% of consolidated net sales. No single customer represented 10% or more of consolidated net sales in fiscal 2002 or 2001.

     New Accounting Standards-- In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The new standard eliminated the requirement to classify all gains and losses related to debt extinguishments as extraordinary items. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003, and accordingly has reclassified the 2002 loss on extinguishment of debt, previously reported as an extraordinary item, net of income taxes, as other income (expense) in accordance with the provisions of SFAS No. 145. Net income, shareholders equity or cash flows were not impacted by the adoption of this new standard.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating what impact, if any, this standard will have.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation addresses consolidation by business enterprises of variable interest entities which meet certain characteristics and is effective for all variable interest entities created after January 31, 2003 and otherwise for the fiscal year beginning after June 15, 2003. The Interpretation does not have any effect on the Company's financial position or results of operation.

     Reclassifications-- Certain reclassifications have been made to the fiscal 2002 and 2001 consolidated financial statements to conform to the fiscal 2003 presentation.

2.   RESTRUCTURING, ACQUISITION AND DISPOSITION

     During fiscal 2001, the Company recorded approximately $836,000 in severance and employee termination benefits related to the execution of a restructuring plan that eliminated approximately 50 positions.

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

     On June 29, 2001, the Company sold the assets related to its Tandem Marketing business for approximately $2.7 million in cash, net of closing costs, and the buyer's assumption of $1.2 million in Tandem related liabilities. The Company recognized a $630,000 gain on the sale of Tandem Marketing. Tandem Marketing had revenues of $11.7 million and had operating income of $.5 million for the fiscal year ended June 29, 2001.

3.   PROPERTY, PLANT AND EQUIPMENT
     (in thousands)

                                                 June 28, 2003    June 29, 2002
                                                 -------------    -------------


Land..........................................    $   2,540        $    2,455
Buildings and improvements....................       23,739            21,649
Furniture and fixtures........................       21,344            19,462
                                                  ---------        ----------
                                                     47,623            43,566
Less: accumulated depreciation................       28,469            25,928
                                                  ---------        ----------
                                                     19,154            17,638
Construction in progress......................          729             2,033
                                                  ---------        ----------
                                                  $  19,883        $   19,671
                                                  =========        ==========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INVESTMENT IN PARENT COMPANY BONDS

     In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount of maturity of GFSI Holdings, Inc. 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. As a result of the private placement, GFSI's financial statements reflect additional long-term debt of $9.9 million and a corresponding non-current investment in parent company bonds.

     The Company's non-current investment in parent company bonds is recorded at its purchase cost, reflecting fair value at its acquisition date. Trading activity in this security has been and is expected to continue to be infrequent, and consequently, the Company has determined that it will recognize interest income on the Holdings Discount Notes when it is received commencing in March 2005 and to recognize the accretion of the purchase discount should a more established market materialize. The Company would have recognized interest income and accreted purchase discount of approximately $1.1 million as of June 28, 2003, had a more liquid market existed for this security.


5.   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of:
(in thousands)

                                                                                    June 28,          June 29,
                                                                                      2003               2002
                                                                                    ---------        ----------

Senior Subordinated Notes, 9.625% interest rate, due 2007.......................    $ 134,900        $  125,000
Revolving Bank Credit Agreement, variable interest rate, due 2005...............       22,992            30,527
Other...........................................................................        1,071               782
                                                                                    ----------       -----------
                                                                                      158,963           156,309
Less current portion............................................................          324               177
                                                                                    ----------       -----------
                                                                                    $ 158,639        $  156,132
                                                                                    ==========       ===========

     In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Holdings' 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. was considered an early extinguishment of debt, and accordingly, Holdings recorded a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in fiscal 2003.

     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 28, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc's wholly-owned subsidiaries (Event 1, CCP and GFSI Canada Company). GFSI, Inc. subsequently filed an exchange offer registration statement with the Securities and Exchange Commission which publicly registered the notes.

     In fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit which matures in January 2005. Proceeds from borrowings under the replacement RBCA were used to retire the Company's existing bank debt which was comprised of both term loans and revolving debt. The Company incurred fees and expenses totaling approximately $900,000 to close the credit facility. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at June 28, 2003 was 3.3%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At June 28, 2003 and June 29, 2002 the Company had $4.5 million and $8.8 million in letters of credit outstanding and $32.9 million and $23.2 million in unused borrowing availability under the RBCA, respectively. The Company recorded a pre-tax charge of $994,000 in fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The RBCA is secured by substantially all of GFSI's assets and is guaranteed by GFSI's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. GFSI and its wholly-owned subsidiary guarantors are limited with respect to paying dividends, providing loans and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. The RBCA requires Holdings, among other things, to maintain a minimum fixed charge coverage ratio as defined in the RBCA. At the most restrictive level, Holdings must maintain a fixed charge coverage ratio of 1.15 to 1.0. As of June 28, 2003, Holdings was in compliance with the restrictions and covenants of the RBCA.

     On February 27, 1997, GFSI issued the 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $125,000,000. Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1 each year. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time at the redemption prices listed below:


            Year                                 Percentage
            ----                                 -----------
            2003                                   103.208%
            2004                                   101.604
            2005 and thereafter                    100.000



     Upon the occurrence of a change of control, GFSI will be required, subject to certain conditions, to make an offer to purchase the Senior Subordinated Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. The Senior Subordinated Notes are publicly traded over the counter. At June 28, 2003, the quoted market price for the Senior Subordinated Notes was 82/100. At June 28, 2003, the Senior Subordinated Notes estimated fair value approximated $110.6 million.

         The Senior Subordinated Notes are senior unsecured obligations of GFSI and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of GFSI, and effectively rank junior to secured indebtedness of GFSI, including borrowings under the RBCA. The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 28, 2003, the Company was in compliance with all such covenants.


     On June 1, 1998, GFSI purchased a building and land in Bedford, Iowa for approximately $428,000 in the form of a mortgage note payable of approximately $6,000 per month from July 1998 through June 2004 with a lump sum payment of $98,000 in June 2004. The note payable to the City of Bedford, Iowa is secured by the property mortgaged.

     Aggregate maturities of the Companys' long-term debt as of June 28, 2003 are as follows: (in thousands)

         Year
         ----
         2004..........................................     $       324
         2005..........................................          23,158
         2006..........................................              88
         2007..........................................         134,979
         2008..........................................              81
         Thereafter....................................             333
                                                            -----------
         Total                                              $   158,963
                                                            ===========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES

     Rental expense for all operating leases aggregated approximately
$1.2 million, $727,000 and $598,000 in fiscal years 2003, 2002 and 2001, respectively. It is anticipated that leases that expire will be renewed or replaced, and future lease commitments are not expected to aggregate less than the amount shown in fiscal 2003.

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


7.  PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution (401k) plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. In addition, the Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled approximately $576,000, $528,000 and $617,000 for the years ended June 28, 2003, June 29, 2002 and June 29, 2001, respectively.


8.  INCOME TAXES

     The provisions for income taxes for the years ended June 28, 2003, June 29, 2002 and June 29, 2001 consist of the following:

                                                                      June 28,      June 29,      June 29,
                                                                        2003          2002          2001
                                                                    -----------    ---------    -----------

Current income tax provision (benefit)............................  $     3,616    $   2,755    $     1,474
Deferred income tax provision (benefit)...........................           37         (424)           156
                                                                    -----------    ----------   -----------
     Total income tax provision (benefit).........................  $     3,653    $   2,331    $     1,630
                                                                    ===========    ==========   ===========



The income tax provisions differ from amounts computed at the statutory federal year ended income tax rate as follows:


                                                           June 28, 2003        June 29, 2002     June 29, 2001
                                                          ---------------      ---------------   ---------------

                                                           Amount     %         Amount    %       Amount     %
                                                          -------   -----      -------  -----     -------  -----


Income tax provision (benefit) at the statutory rate....$    3,278   35.0%   $   2,091  35.0%   $  1,568    35.0%
Effect of state income taxes, net of federal benefit....       365    3.9          233   3.9         149     3.3
Other...................................................        10    0.1            7   0.1         (87)   (1.9)
                                                        ----------   -----   ---------  -----   ---------  ------
                                                        $    3,653   39.0%   $   2,331  39.0%   $  1,630    36.4%
                                                        ==========   =====   =========  =====   =========  ======


                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 28, 2003 and June 29, 2002, along with the income tax effect of each, were as follows:


                                                                          June 28, 2003          June 29, 2002
                                                                       Deferred Income Tax    Deferred Income Tax
                                                                      ---------------------  ---------------------
                                                                        Assets  Liabilities    Assets  Liabilities
                                                                      --------- -----------  --------- -----------

Allowance for doubtful accounts .................................     $   352     $    --     $   299   $      --
Property, plant, and equipment...................................          --       1,549          --       1,038
Accrued expenses.................................................         392          --         346          --
Other assets, non current........................................         676          --         338          --
Other............................................................         390         152         348         147
                                                                      -------     -------     -------   ---------
Total............................................................     $ 1,810     $ 1,701     $ 1,331   $   1,185
                                                                      =======     =======     =======   =========


9.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following summarizes the estimated fair value of financial instruments, by type: (in thousands)

                                                            June 28, 2003                    June 29, 2002
                                                           ----------------                 ----------------

                                                         Carrying           Fair          Carrying         Fair
                                                           Amount          Value            Amount         Value
                                                        ----------      -----------      ----------     ----------

Assets and liabilities:
Cash and cash equivalents.......................      $      1,387       $    1,387      $      313     $      313
Accounts receivable.............................            34,357           34,357          32,626         32,626
Accounts payable................................             7,843            7,843          12,010         12,010
Long-term debt..................................           158,963          134,682         156,309        137,559

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

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTY TRANSACTIONS

     The Jordan Company Management Corporation has an agreement through February 2007 to render services to Holdings and its subsidiaries including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. The Company incurred consulting fees totaling $500,000, $500,000 and $440,000 for years ended June 28, 2003, June 29, 2002 and June 29, 2001, respectively.

     Holdings has a non-competition agreement with a shareholder and an officer. In exchange for the covenant not to compete, the shareholder is paid $250,000 per annum for a period of ten years. For each of the years ended, June 28, 2003, June 29, 2002 and June 29, 2001, $250,000 of expense related to this agreement was included in general and administrative expenses.

     The Company has employment agreements with Robert M. Wolff, Chairman and Chief Executive Officer, a Director and a stockholder of the Company. The terms of the employment agreements provide for Mr. Wolff to serve as Chairman of the Company in exchange for a base salary and other employee benefits through 2016. Under the terms of the employment agreements, Mr. Wolff received an annual salary of approximately $212,000, $195,000, and $209,000, and use of a Company vehicle for the years ended June 28, 2003, June 29, 2002 and June 29, 2001, respectively.

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

                                                 GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of June 28, 2003 (in thousands):

                                                          Parent        Subsidiary     Consolidating     Consolidated
                                                           Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                       --------------  -------------  ----------------  ---------------

Assets:
    Current assets
     Cash and cash equivalents                         $      1,323    $         64       $        --     $       1,387
     Accounts receivable, net                                25,027          15,300            (5,970)           34,357
     Inventories, net                                        38,367           4,296                --            42,663
     Prepaid expenses and other current assets                1,198             125                --             1,323
     Deferred income taxes                                    1,303              --                --             1,303
                                                       ------------    ------------       ------------    --------------
     Total current assets                                    67,218          19,785            (5,970)           81,033
    Investment in equity of subsidiaries                     17,331              --           (17,331)               --
    Property, plant and equipment, net                       19,624             259                --            19,883
    Investment in parent company bonds                        9,900              --                --             9,900
    Other assets                                              3,957            (987)               (2)            2,968
                                                       ------------    -------------      ------------    --------------

     Total assets                                      $    118,030    $     19,057       $   (23,303)    $     113,784
                                                       ============    =============      ============    ==============
Liabilities and stockholders' equity:
    Current liabilities
     Accounts payable                                  $     13,263    $        550       $    (5,970)    $       7,843
     Accrued interest expense                                 4,365              --                --             4,365
     Accrued expenses                                         4,877           1,274                --             6,151
     Income taxes payable                                     8,948             (98)               --             8,850
     Current portion of long-term debt                          324              --                --               324
                                                       ------------    -------------      ------------    --------------
     Total current liabilities                               31,777           1,726            (5,970)           27,533
    Deferred income taxes                                     1,194              --                --             1,194
    Other long-term obligations                                 491              --                --               491
    Long-term debt, less current portion                    158,639              --                --           158,639
    Stockholders' equity (deficiency)                       (74,071)         17,331           (17,333)          (74,073)
                                                       ------------    -------------      ------------    --------------
     Total liabilities and stockholders'
        equity (deficiency)                            $    118,030    $     19,057       $   (23,303)    $     113,784
                                                       ============    =============      ============    ==============


                                                 GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Year ended June 28, 2003 (in thousands):


                                                           Parent         Subsidiary     Consolidating     Consolidated
                                                           Obligor        Guarantors      Adjustments        GFSI, Inc.
                                                           -------        ----------     -------------     ------------

Net sales                                             $      139,980    $     74,128    $     (4,835)      $   209,273

Cost of sales                                                 90,574          45,379          (4,835)          131,118
Selling expenses                                              16,637          10,548              --            27,185
General and administrative expense                            22,319           4,436              --            26,755
                                                      --------------    ------------    -------------      ------------
     Total costs and expenses                                129,530          60,363          (4,835)          185,058
                                                      --------------    ------------    -------------      ------------
     Operating income                                         10,450          13,765              --            24,215
Equity in net earnings of subsidiaries                         8,373              --          (8,373)               --
Interest expense                                             (14,833)            (39)             --           (14,872)
Other, net                                                        24              --              --                24
                                                      ---------------   -------------   -------------      ------------
Income before income taxes                                     4,014          13,726          (8,373)            9,367
Income tax (expense) benefit                                   1,700          (5,353)             --            (3,653)
                                                      --------------    -------------   -------------      ------------
Net income                                            $        5,714    $      8,373    $     (8,373)      $     5,714
                                                      ==============    ==============  =============      ============


Year ended June 28, 2003 (in thousands):


                                                               Parent         Subsidiary      Consolidating       Consolidated
                                                               Obligor        Guarantors       Adjustments         GFSI, Inc.
                                                               -------        ----------      ------------        -----------

Net cash flows provided by (used in) operating activities  $   12,908     $    (1,017)      $        --      $     11,891

Cash flows from investing activities:
    Intercompany loan                                            (991)             --               991                --
    Purchases of property, plant and equipment, net            (3,254)            (71)               --            (3,325)
                                                           -----------    ------------      ------------     --------------
     Net cash flows used in investing activities               (4,245)            (71)              991            (3,325)
                                                           -----------    ------------      ------------     --------------

Cash flows from financing activities:
    Net changes to revolving credit agreement borrowing        (7,535)             --                --            (7,535)
    Payments on long-term debt                                   (196)             --                --              (196)
    Intercompany borrowings                                        --             991              (991)               --
    Cash paid for financing costs                                 (69)             --                --               (69)
    Issuance of long-term debt                                    450              --                --               450
    Distributions to GFSI Holdings, Inc.                         (324)             --                --              (324)
                                                           -----------    ------------     -------------     -------------
     Net cash provided by (used in) financing activities        7,674             991              (991)           (7,674)
                                                           -----------    ------------     -------------     -------------

Effect of exchange rate changes on cash                            --             182                --               182
                                                           -----------    -------------    -------------     -------------
    Net change in cash and cash equivalents:                      989              85                --             1,074
    Cash and cash equivalents at beginning of period              334             (21)               --               313
                                                           -----------    -------------    --------------    -------------
    Cash and cash equivalents end of period                $    1,323     $        64      $         --      $      1,387
                                                           ===========    =============    ==============    =============


                                                 GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 29, 2002 (in thousands):


                                                               Parent         Subsidiary      Consolidating     Consolidated
                                                               Obligor        Guarantors       Adjustments       GFSI, Inc.
                                                             -----------     ------------    -------------     --------------

Assets:
    Current assets:
      Cash and cash equivalents                               $      334      $      (21)     $       --        $      313
      Accounts receivable, net                                    25,199           8,511          (1,084)           32,626
      Inventories, net                                            43,402           2,327              --            45,729
      Prepaid expenses and other current assets                    1,163             106              --             1,269
      Deferred income taxes                                          845              --              --               845
                                                              -----------     -----------     -----------       -----------
               Total current assets                               70,943          10,923          (1,084)           80,782
    Investment in equity of subsidiaries                           8,773              --          (8,773)               --
    Property, plant and equipment, net                            19,120             551              --            19,671
    Other assets                                                   4,881               4              (2)            4,883
                                                              -----------     -----------     -----------       -----------
               Total assets                                   $  103,717      $   11,478      $   (9,859)       $  105,336
                                                              ===========     ===========     ===========       ===========

     Liabilities and stockholders' equity:
     Current liabilities:
       Accounts payable                                       $   11,466      $    1,630      $   (1,086)       $   12,010
       Accrued interest expense                                    4,366              --              --             4,366
       Accrued expenses                                            5,034             949              --             5,983
       Income taxes payable                                        5,156             (69)             --             5,087
       Current portion of long-term debt                             177              --              --               177
                                                              -----------     -----------     -----------       ----------
               Total current liabilities                          26,199           2,510          (1,086)           27,623
     Deferred income taxes                                           504             195              --               699
     Long-term debt, less current portion                        156,132              --              --           156,132
        Other long-term obligations                                  527              --              --               527
     Stockholders' equity (deficiency)                           (79,645)          8,773          (8,773)          (79,645)
                                                              -----------     -----------     -----------       -----------
                                                              $  103,717      $   11,478      $   (9,859)       $  105,336
               Total liabilities and                          ===========     ===========     ===========       ===========
               stockholders' equity (deficiency)


Year ended June 29, 2002 (in thousands):


                                                               Parent         Subsidiary    Consolidating   Consolidated
                                                               Obligor        Guarantors     Adjustments     GFSI, Inc.
                                                              ----------      ----------     -----------    ------------


Net sales                                                    $  145,513     $    55,705      $    (3,968)    $   197,250
Cost of sales                                                    94,379          33,212           (3,968)        123,623
Selling expenses                                                 16,251           8,332               --          24,583
General and administrative expense                               21,722           4,628               --          26,350
                                                             -----------    ------------     -------------   ------------
    Total costs and expenses                                    132,352          46,172           (3,968)        174,556
                                                             -----------    ------------     -------------   ------------
    Operating income                                             13,161           9,533               --          22,694
Equity in net earnings of subsidiaries                            5,813              --           (5,813)             --
Interest expense                                                (15,747)             --               --         (15,747)
Loss on early extinguishment of debt                               (994)             --               --            (994)
Other income (expense)                                               23              (1)              --              22
                                                             -----------    ------------     -------------   ------------
Income before income taxes                                        2,256           9,532           (5,813)          5,975
Income tax expense (benefit)                                     (1,388)          3,719               --           2,331
                                                             -----------    ------------     -------------   ------------
Net income                                                   $    3,644     $     5,813      $    (5,813)    $     3,644
                                                             ===========    ============     =============   ============




                                                 GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 29, 2002 (in thousands):


                                                                  Parent     Subsidiary    Consolidating  Consolidated
                                                                  Obligor    Guarantors     Adjustments     GFSI, Inc.
                                                                ----------   ----------    -------------   -----------


Net cash flows provided by (used in) operating activities     $    (3,922)  $     211       $       --     $   (3,711)

Net cash flows used in investing activities                        (3,910)       (279)              --         (4,189)

Cash flows from financing activities:
    Net changes to revolving credit agreement borrowing            30,527          --               --         30,527
    Payments on long-term debt                                    (26,859)         --               --        (26,859)
    Cash paid for financing costs                                    (912)         --               --           (912)
    Issuance of long-term debt                                        300          --               --            300
    Distributions to GFSI Holdings, Inc.                             (152)         --               --           (152)
                                                              ------------  ----------      ----------     -----------
Net cash provided by financing activities                           2,904          --               --          2,904
                                                              ------------  ----------      ----------     -----------
Net decrease in cash and cash equivalents                          (4,928)        (68)              --         (4,996)
Cash and cash equivalents at beginning of period                    5,263          46               --          5,309
                                                              ------------  ----------      ----------     -----------
Cash and cash equivalents end of period                       $       335   $     (22)      $       --     $      313
                                                              ============  ==========      ==========     ===========


Year ended June 29, 2001 (in thousands):


                                                              Parent      Subsidiary   Consolidating  Consolidated
                                                              Obligor     Guarantors    Adjustments    GFSI, Inc.
                                                             ---------    ----------   -------------  ------------

Net sales                                                   $  178,568    $  10,536     $   (3,799)    $   185,305
Cost of sales                                                  113,672        4,706         (3,799)        114,579
Selling expenses                                                19,674        2,630             --          22,304
General and administrative expense                              24,952        1,426             --          26,378
Restructuring costs                                                836           --             --             836
Acquisition of business                                             --        1,110             --           1,110
Gain on disposition of business                                   (630)          --             --            (630)
                                                            -----------   ----------    -----------    ------------
   Total costs and expenses                                    158,504        9,872         (3,799)        164,577
                                                            -----------   ----------    -----------    ------------
    Operating income                                            20,064          664             --          20,728
Equity in net earnings of subsidiaries                             455           --           (455)             --
Interest income (expense)                                      (16,746)          85             --         (16,661)
Other income (expense)                                             417           (3)            --             414
                                                            -----------   ----------    -----------    ------------
Income before income taxes                                       4,190          746           (455)          4,481
Income tax expense                                               1,339          291             --           1,630
                                                            -----------   ----------    -----------    ------------
Net income                                                  $    2,851    $     455     $     (455)    $     2,851
                                                            ===========   ==========    ===========    ============


                                                 GFSI, INC. AND SUBSIDIARIES

                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 29, 2001 (in thousands):


                                                             Parent       Subsidiary   Consolidating   Consolidated
                                                             Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                           ----------     ----------   -------------   ------------
Net cash flows provided by operating activities          $    21,448      $     99     $       --      $  21,547

Investing activities:
    Proceeds from sales of property, plant and equipment         203            --             --            203
    Purchase of property, plant and equipment                 (1,768)          (19)            --         (1,787)
    Proceeds from disposition of business                      2,672            --             --          2,672
    Acquisition of business                                   (9,500)           --             --         (9,500)
                                                         ------------     ---------    -----------     ----------
Net cash used in investing activities                         (8,393)          (19)            --         (8,412)
Cash flows from financing activities:
    Payments on long-term debt                               (15,061)           --             --        (15,061)
    Cash paid for financing costs                               (190)           --             --           (190)
    Capital contribution from GFSI Holdings, Inc.              1,000            --             --          1,000
    Seller financing for acquisition of business               5,158            --             --          5,158
    Distributions to GFSI Holdings, Inc.                        (179)           --             --           (179)
                                                         ------------     ---------    -----------     ----------
Net cash used in financing activities                         (9,272)           --             --         (9,272)
                                                         ------------     ---------    -----------     ----------
Net increase in cash and cash equivalents                      3,783            80             --          3,863
Cash and cash equivalents at beginning of period               1,479           (33)            --          1,446
                                                         ------------     ---------    -----------     ----------
Cash and cash equivalents end of period                  $     5,262      $     47     $       --      $   5,309
                                                         ============     =========    ===========     ==========


12.   SUBSEQUENT EVENT

     In August 2003, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million. The Company will record a pre-tax gain on the sale of approximately $900,000 in the first quarter of fiscal 2004. The facility was sold as part of a warehouse consolidation and automation initiative which will combine the distribution operations from this facility and several other smaller leased warehouses.

      In August 2003, the Company entered into an operating lease for approximately 240,000 square feet of space in an existing industrial building near its Lenexa headquarters to support the distribution automation initiative. Annual rent under the ten year operating lease is approximately $730,000 and provides for one ten year extension. The agreement also allows the Company an option to expand into an additional 65,000 square feet of existing space. The Company expects to complete its move to the new distribution facility in the second half of fiscal 2004.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A - Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended June 28, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                   PART III

Item 10 - Directors and Executive Officers

The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of the date of this annual report. The directors and officers hold the same directorships and titles with respect to Holdings.

Name                   Age  Position with Company
----                   ---  ---------------------

Robert M. Wolff         68  Chief Executive Officer and Chairman of the Board
Larry D. Graveel        54  President, Chief Operating Officer and Director
J. Craig Peterson       51  Senior Vice President, Chief Financial Officer and Director
Michael H. Gary         51  Executive Vice President, Sales Administration and Director
A. Richard Caputo, Jr.  37  Director
John W. Jordan II       55  Director
David W. Zalaznick      49  Director



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

      J. Craig Peterson has served as Senior Vice President and Chief Financial Officer of the Company since March 2001. Prior to that, Mr. Peterson served as Chief Financial Officer at eScout.com LLC, an on-line, internet based marketplace (2000 - 2001), Chief Financial Officer at Gold Bancshares Corp. (1999 - 2000), and Chief Financial Officer at Unitog Company, a uniform apparel manufacturer (1991 - 1998). Prior to those positions, Mr Peterson was a partner at KPMG LLP, a public accounting firm.

      Michael H. Gary has served as Executive Vice President, Sales Administration of the Company since 1993. Prior to that, Mr. Gary held several management positions in sales administration with the Company since 1982.

      A. Richard Caputo, Jr. has served as a director of the Company since February 1997. Mr. Caputo is a managing director of The Jordan Company, a private merchant banking firm, with which he has been associated since 1990. Mr. Caputo is also a director of AmeriKing, Inc. and Jackson Products, Inc. as well as other privately held companies.

     John W. Jordan II has served as a director of the Company since February 1997. Mr. Jordan has been a managing director of The Jordan Company since 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Apparel Ventures, Inc., AmeriKing, Inc., Jordan Telecommunication Products, Inc., Motors and Gears, Inc., Jackson Products, Inc. and Rockshox, Inc. as well as other privately held companies.

     David W. Zalaznick has served as a director of the Company since February 1997. Mr. Zalaznick has been a managing director of The Jordan Company since 1982. Mr. Zalaznick is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Apparel Ventures, Inc., Marisa Christina, Inc., AmeriKing, Inc., Jordan Telecommunications Products, Inc., Motors and Gears, Inc. and Jackson Products, Inc. as well as other privately held companies.

Board of Directors

     Liability Limitation. The Certificate of Incorporation provides that a director of GFSI shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by the Delaware General Corporation Law. In accordance with the Delaware General Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. The Delaware General Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware General Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Bylaws, without any vote on the part of its stockholders, unless otherwise required.

      Director Compensation. Each director of the Company receives $20,000 per year for serving as a director of both Holdings and GFSI. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors of Holdings and GFSI.

Item 11 - Executive Compensation

      The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's executive officers for services rendered to the Company during each of the three most recent fiscal years.


                                                                                   Board of
Position                                              Fiscal                       Directors
---------                                              Year    Salary     Bonus    Fees (3)     Other
                                                      ------   ------     -----    --------     ------

Robert M. Wolff (2)                                   2003   $ 250,416  $    --   $   20,000   $ 253,810
     Chairman and Chief Executive Officer             2002     195,354       --       20,000     257,014
                                                      2001     209,005       --       20,000     257,014

Larry D. Graveel                                      2003     350,523       --       20,000      15,513
     President                                        2002     350,727       --       20,000       4,718
     Chief Operating Officer                          2001     311,931       --       20,000       6,352

J. Craig Peterson (1)                                 2003     260,519   10,000       20,000      14,657
     Senior Vice President and                        2002     250,666       --       20,000       4,043
     Chief Financial Officer                          2001      87,500       --       10,000          --

Michael H. Gary                                       2003     325,519       --       20,000      14,760
     Executive Vice President                         2002     325,669       --       20,000       9,531
                                                      2001     288,654       --       10,000      10,152

Jim Malseed (4)                                       2003     190,515   58,639           --      17,103
     President CCP                                    2002     180,726   36,616           --      11,125
                                                      2001      59,712       --           --       3,865


     (1) During fiscal 2002 and fiscal 2003, Holdings granted J. Craig
Peterson options to purchase a combined total of 50 shares of Holdings' Class
A Common Stock and 88.7 shares of Holdings' Class A Preferred Stock. The options vest over a period of two years and were generally granted with an exercise price equal to the formula value at the date of grant. Management believes the formula value reasonably approximates fair value. As a portion of these grants, options for 10 Class A Common shares and 17.7 shares of the Class A Preferred Stock were awarded to Mr. Peterson at prices lower than the formula values and, accordingly, the Company recorded $16,780 and $14,630 in compensation expense during fiscal 2003 and 2002, respectively.

(2) Other compensation for Robert M. Wolff includes $250,000 per annum paid under the Wolff Non-competition Agreement which is described more fully in Item
13. Other compensation for Mr. Wolff and the remaining officers also includes Company contributions to the qualified 401(k) plan and vehicle reimbursement allowances.

(3) Mr. Wolff, Mr. Graveel, Mr. Peterson and Mr. Gary each received compensation as members of the Board of Directors of GFSI Holdings, Inc. and GFSI, Inc.

(4) During fiscal 2003, the Company granted Jim Malseed options to purchase 15 shares of Holdings' Class A Common Stock and 26.6 shares of Holdings' Class A Preferred Stock. The options vest over periods of two to five years. One of the options was granted with an exercise price lower than the formula value and, accordingly, the Company recorded $32,410 in compensation expense during fiscal 2003.

Incentive Compensation Plan

         The Company adopted an incentive compensation plan (the "Incentive Plan"), for senior executives during the fiscal 1998. The Incentive Plan provides for annual cash bonuses payable based on a percentage of EBIT (as defined in the Incentive Plan) if certain EBIT targets are met. No compensation was paid under the incentive compensation plan during fiscal 2001, fiscal 2002 and fiscal 2003.

Item 12 - Security Ownership and Certain Beneficial Owners and Management

         All of the issued and outstanding capital stock of GFSI is owned by Holdings. Holdings has common stock and three series of preferred stock issued and outstanding (the "Preferred Shares"). The table below sets forth certain information regarding beneficial ownership of the common stock of Holdings and the Preferred Shares held by (i) each of its directors and executive officers who own shares of common stock of Holdings, (ii) all directors and executive officers of Holdings as a group and (iii) each person known by Holdings to own beneficially more than 5% of its common stock and/or Preferred Shares. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Holdings as beneficially owned by them, except as otherwise noted.



                                             Amount of Beneficial Ownership(1)

                                          Common Shares          Preferred Shares
                                    Number of     Percentage  Number of   Percentage
Executive Officers and Directors:     Shares        Owned       Shares       Owned
---------------------------------   ---------     ----------  ---------   ----------

Robert M. Wolff (2)(3)                   60.0         3.4%      106.4          3.4%
Larry D. Graveel (2)(4)                 225.0        12.7       399.1         12.7
Michael H. Gary (2)(5)                  225.0        12.7       399.1         12.7
J. Craig Peterson (2)(6)                 95.0         5.5       168.5          5.5
John W. Jordan II (7)(8)                 78.3         4.4        54.6          1.7
David W. Zalaznick (7)                   78.3         4.4        54.6          1.7
A. Richard Caputo, Jr. (7)               50.0         2.8         2.9          0.1
All directors and executive
    officers as a group (7 persons)     791.6        45.0     1,185.3         37.1

Other Principal Stockholders:
JZ Equity Partners PLC (9)              500.0        28.3     1,445.4         46.2
Leucadia Investors, Inc. (10)           125.0         7.1        82.1          2.6



(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2003 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2003, there were 1,765 shares of common stock of Holdings issued and outstanding.
(2) The address of each of Messrs. Wolff, Peterson, Graveel and Gary is c/o GFSI, Inc., 9700 Commerce Parkway, Lenexa, Kansas 66219.
(3) All shares are held by the Robert M. Wolff Trust, of which Mr. Wolff is a trustee.
(4) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.
(5) 205 shares are held by Michael H. Gary Revocable Trust, of which Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.
(6) 25 shares are held by a financial institution as trustee for Mr. Peterson, 25 shares are held by the J. Craig Peterson and Linda Z. Peterson Revocable Trust of which Mr. Peterson is Trustee and 50 shares issuable upon exercise of stock options.
(7) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.
(8) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.
(9) The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.
(10) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, NY 10010.

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

     The Jordan Company. In connection with the acquisition of Winning Ways, Inc. in 1997, GFSI Holdings entered into an agreement (the "TJC Agreement") with The Jordan Company Management Corporation, an affiliate of The Jordan Company. Messrs. Jordan, Zalaznick and Caputo, directors of GFSI, are also managing directors of The Jordan Company and Messrs. Jordan and Zalaznick are the principals of The Jordan Company Management Corporation. Under the TJC Agreement, GFSI Holdings retained The Jordan Company Management Corporation to render services to GFSI, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Agreement expires in 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. For the first two years, the TJC Agreement provides for an annual consulting fee of $500,000 payable on a quarterly basis. For the remaining term of the TJC Agreement, GFSI Holdings will pay The Jordan Company Management Corporation an annual consulting fee payable on a quarterly basis equal to the higher of (a) $500,000 or (b) 1.5% of earnings before interest, taxes and amortization, provided that in years three through five of the TJC Agreement, the annual fee does not exceed $750,000 and thereafter the annual fee dies not exceed $1 million. In addition, the TJC Agreement provides for payment to The Jordan Company Management Corporation of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions of sales involving GFSI Holdings or GFSI and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by GFSI Holdings or GFSI with the assistance of The Jordan Company Management Corporation. Both such fees are subject to Board of Directors approval.

     Tax Sharing Agreement. On February 27, 1997, GFSI and GFSI Holdings entered into a tax sharing agreement for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the tax sharing agreement, GFSI and each of its consolidated subsidiaries will pay to GFSI Holdings on an annual basis an amount equal to the amount of the tax liability of GFSI Holdings apportioned to GFSI and each of its consolidated subsidiaries, which, in each case, is apportioned in accordance with the ratio that GFSI Holdings' consolidated federal income attributable to GFSI or any of its consolidated subsidiaries bears to GFSI Holdings' consolidated federal income. For the years ended June 28, 2003, June 29, 2002 and June 29, 2001 payments (refunds) under this agreement aggregated approximately ($147,000), ($2,391,000) and $359,000, respectively.

     Future Transactions. The Company has adopted a policy that future transactions between the Company and its officers, directors and other affiliates, including transactions involving conflicts of interest must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

 4.11    Indenture, dated as of December 31, 2002, between GFSI, Inc.  and State Street Bank and
         Trust Company.                                                                                 @@@

 4.12    9 5/8 % Series A Senior Subordinated Note due 2007.                                            @@@


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

10.23    Credit Agreement dated March 28, 2002, among the financial institutions named therein
         as the Lenders, and Bank of America, N.A. as the Agent and GFSI, Inc. as the Borrower.         @

10.24    Supplemental Employment Agreement, dated March 31, 2002 between GFSI, Inc. and
         Robert M. Wolff.                                                                               @@




10.25    Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc.  and Jefferies
         Company, Inc.                                                                                @@@

10.26    Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement,
         dated as of March 28, 2002.                                                                  @@@

10.27    Second Consent and Amendment, dated as of August 12, 2003, to the Credit Agreement, dated as of March 28, 2002

21.1     Subsidiaries of GFSI, Inc.

31.1     Certification of Principal Executive Officer.

31.2     Certification of Principal Financial Officer.



* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of GFSI, Inc. filed with the Securities and Exchange Commission on July 22, 1997 (Commission File No. 333-24189) and all supplements thereto.


** Incorporated by reference to exhibits filed with the Registration Statement on Form S-4 of GFSI Holdings, Inc. filed with the
     Securities and Exchange Commission on December 17, 1997
     (Commission file No. 333-38951) and all supplements thereto.

*** Incorporated by reference to exhibits filed with the Quarterly Report on Form 10-Q of the GFSI, Inc. filed with the Securities and Exchange Commission on May 14, 2001 (Commission File No. 333-24189).

**** Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc. filed with the Securities and Exchange Commission on September 27, 2001 (Commission File No. 333-38951).

@ Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and Exchange Commission on May 10, 2002 (Commission File No. 333-24189).

@@ Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc. filed with the Securities and Exchange Commission on September 25, 2002 (Commission File No. 333-24189).


@@@ Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and Exchange Commission on February 6, 2003 (Commission File No. 333-24189).



(b) Reports on Form 8-K.

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 2003.


                                   GFSI, INC.

                                   By:     /s/ ROBERT M. WOLF
                                   ----------------------------------------
                                   Robert M. Wolff
                                   Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2003.


       Signatures                                        Title

       /s/ LARRY D. GRAVEEL                 President, Chief Operating Officer
---------------------------------------     and a Director
       LARRY D. GRAVEEL


       /s/ J. CRAIG PETERSON                Senior Vice President, Chief
---------------------------------------     Financial Officer and a Director
       J. CRAIG PETERSON                    (Principal Financial and
                                            Accounting Officer)

       /s/ MICHAEL H. GARY                  Executive Vice  President and
---------------------------------------     a Director
       MICHAEL H. GARY


       /s/ RICHARD CAPUTO, JR.              Director
---------------------------------------
       RICHARD CAPUTO, JR.


       /s/ JOHN W. JORDAN II                Director
---------------------------------------
       JOHN W. JORDAN II


       /s/ DAVID W. ZALAZNICK               Director
---------------------------------------
       DAVID W. ZALAZNICK


       /s/ ROBERT M. WOLFF                  Director, Chairman and Chief
---------------------------------------     Executive Officer
       ROBERT M. WOLFF