Form 10-Q
period 2003-09-27
GFSI INC
filed 2003-11-06
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003.
                               ------------------

                                              OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number     333-24189

                                   GFSI, INC.
                                   ----------
               (Exact name of registrant specified in its charter)

             Delaware                                    74-2810748
-------------------------------------       -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                             9700 Commerce Parkway
                             Lenexa, Kansas 66219
                  ------------------------------------------
                   (Address of principal executive offices)

                                (913) 888-0445
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)Yes (X)       No  (  )
        (2)Yes (X)       No  (  )


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes (  )         No   (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 2003.

                          GFSI, INC. AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 27, 2003
                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets                                                3
Consolidated Statements of Income                                          4
Consolidated Statements of Cash Flows                                      5
Notes to Consolidated Financial Statements                                 6

ITEM 2-   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                      12

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                               16

ITEM 4 -  CONTROLS AND PROCEDURES                                         16

PART II - OTHER INFORMATION                                               17

SIGNATURE PAGE                                                            19

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                              September 27,              June 28,
                                                                                   2003                    2003
                                                                            -------------------      ---------------

ASSETS

Current assets:
     Cash and cash equivalents                                               $       1,383             $      1,387
     Accounts receivable, net                                                       35,385                   34,357
     Inventories, net                                                               37,739                   42,663
     Prepaid expenses and other current assets                                       1,400                    1,323
     Deferred income taxes                                                           1,204                    1,303
                                                                             -------------             ------------
Total current assets                                                                77,111                   81,033
Property, plant and equipment, net                                                  18,697                   19,883
Other assets:
     Deferred financing costs, net                                                   2,707                    2,959
     Investment in parent company bonds                                                 --                    9,900
     Other                                                                              85                        9
                                                                             -------------             ------------
Total assets                                                                 $      98,600             $    113,784
                                                                             =============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                        $      17,908             $      7,843
     Accrued interest expense                                                        1,012                    4,365
     Accrued expenses                                                                7,883                    6,151
     Income taxes payable                                                           10,928                    8,850
     Current portion of long-term debt                                                 377                      324
                                                                             -------------             ------------
Total current liabilities                                                           38,108                   27,533

Deferred income taxes                                                                1,160                    1,194
Other long-term obligations                                                            491                      491
Long-term debt, less current portion                                               151,934                  158,639

Stockholders' equity (deficiency):
     Common stock, $.01 par value, 10,000 shares authorized, one share
        issued and outstanding at September 27, 2003 and June 28, 2003                  --                       --
     Additional paid-in capital                                                     71,442                   59,127
     Parent company bonds acquired                                                 (34,445)                      --
     Accumulated deficiency                                                       (130,090)                (133,200)
                                                                             -------------             ------------
Total stockholders' deficiency                                                     (93,093)                 (74,073)
                                                                             -------------             ------------
Total liabilities and stockholders' equity (deficiency)                      $      98,600             $    113,784
                                                                             =============             ============

See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)



                                                           Quarter Ended
                                                    September 27,  September 28,
                                                         2003           2002
                                                    ------------   -------------


Net sales                                           $    53,818     $    61,211

Cost of sales                                            32,752          39,149
                                                    -----------     -----------
Gross profit                                             21,066          22,062

Operating expenses:

  Selling                                                 6,773           7,496

  General and administrative                              5,982           6,635
                                                    -----------     -----------

                                                         12,755          14,131
                                                    -----------     -----------
Operating income                                          8,311           7,931

Other income (expense):

  Interest expense                                       (3,731)         (3,624)

  Gain on sale of property, plant and equipment             939              --
                                                    -----------      ----------
                                                         (2,792)         (3,624)
                                                    -----------      ----------
Income before income taxes                                5,519           4,307

Income tax expense                                        2,152           1,680
                                                    -----------     -----------
Net income                                          $     3,367     $     2,627
                                                    ===========     ===========

See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)


                                                                                  Quarter Ended
                                                                           September 27,    September 28,
                                                                                2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                      -------------    -------------

Net income                                                                  $    3,367       $  2,627
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                                     657            780
  Amortization of deferred financing costs                                         253            243
  Amortization of other intangibles                                                 --            250
  (Gain) loss on sale or disposal of property, plant and equipment                (939)            --
  Deferred income taxes                                                             66            (15)
Changes in operating assets and liabilities:
  Accounts receivable, net                                                      (1,028)        (8,034)
  Inventories, net                                                               4,924         (3,102)
  Prepaid expenses, other current assets and other assets                         (153)           (55)
  Income taxes payable                                                           2,078         (1,166)
  Accounts payable, accrued expenses and other
      long-term obligations                                                      8,105          1,638
                                                                            ----------       --------
Net cash provided by (used in) operating activities                             17,330         (6,834)
                                                                            ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                           2,797             --
  Purchases of property, plant and equipment                                      (990)          (861)
                                                                            ----------       --------
Net cash provided by (used in) investing activities                              1,807           (861)
                                                                            ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short term borrowings and revolving credit agreement            (6,663)         8,321
  Purchase of parent company bonds                                             (12,230)            --
  Distributions to GFSI Holdings, Inc.                                            (240)          (128)
  Issuance of long-term debt                                                        82            450
  Payments on long-term debt                                                       (72)           (46)
  Other                                                                             (1)           (13)
                                                                            ----------       --------
Net cash provided by (used in) financing activities                            (19,124)         8,584
                                                                            ----------       --------
Effect of foreign exchange rate changes on cash                                    (17)            (6)
                                                                            ----------       --------
Net increase (decrease) in cash and cash equivalents                                (4)           883
Cash and cash equivalents at beginning of period                                 1,387            313
                                                                            ----------       --------
Cash and cash equivalents at end of period                                       1,383       $  1,196
                                                                            ==========       ========
Supplemental cash flow information:
  Interest paid                                                             $    6,832       $  6,499
                                                                            ==========       ========
  Income taxes paid                                                         $        9       $     57
                                                                            ==========       ========
Non-cash financing activities:
  Parent company bonds contributed                                          $   12,315       $     --
                                                                            ==========       ========

See notes to consolidated financial statements.



                          GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 27, 2003


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Event 1, Inc. ("Event 1"), CC Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 28, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 2003 included in the Company's Annual Report on Form 10-K. The Company is a wholly owned subsidiary of GFSI Holdings, Inc. ("Holdings").

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

3.       Inventories:
         -----------
         The following is a summary of inventories at September 27, 2003 and June 28, 2003:


    (in thousands)                                 September 27,      June 28,
                                                       2003             2003
                                                  --------------    -----------
                                                    (unaudited)
    Undecorated apparel ("blanks") and supplies    $     35,893     $   37,924

    Work in process                                         466            609

    Finished goods                                        2,145          4,887
                                                   ------------     ----------
                                                         38,504         43,420
    Allowance for markdowns                                (765)          (757)
                                                   ------------     ----------
       Total                                       $     37,739     $   42,663
                                                    ============     ==========




4.       Condensed Consolidating Financial Information
         ---------------------------------------------

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



As of September 27, 2003 (in thousands) (unaudited):         Parent        Subsidiary     Consolidating     Consolidated
                                                             Obligor       Guarantors      Adjustments       GFSI, Inc.
Assets:
    Current assets:
       Cash and cash equivalents                          $      1,303     $        80     $        --      $     1,383
       Accounts receivable, net                                 20,118          20,543          (5,276)          35,385
       Inventories, net                                         35,576           2,163              --           37,739
       Prepaid expenses and other current assets                 1,270             130              --            1,400
       Deferred income taxes                                     1,204              --              --            1,204
                                                          -------------    ------------    ------------     ------------
           Total current assets                                 59,471          22,916          (5,276)          77,111
    Investment in equity of subsidiaries                        20,069              --         (20,069)              --
    Property, plant and equipment, net                          18,462             235              --           18,697
    Other assets                                                 3,406            (612)             (2)           2,792
                                                          -------------    ------------    ------------     ------------
           Total assets                                   $    101,408     $    22,539     $   (25,347)     $    98,600
                                                          =============    ============    ============     ============

Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                   $     22,921     $       263     $    (5,276)     $    17,908
       Accrued interest expense                                  1,012              --              --            1,012
       Accrued expenses                                          5,578           2,305              --            7,883
       Income taxes payable                                     11,026             (98)             --           10,928
       Current portion of long-term debt                           377              --              --              377
                                                          -------------    ------------    ------------     ------------
           Total current liabilities                            40,914           2,470          (5,276)          38,108
    Deferred income taxes                                        1,160              --              --            1,160
    Other long-term obligations                                    491              --              --              491
    Long-term debt, less current portion                       151,934              --              --          151,934
    Stockholders' equity (deficiency)                          (93,091)         20,069         (20,071)         (93,093)
                                                          -------------    ------------    ------------     ------------
           Total liabilities and stockholders' equity     $    101,408     $    22,539     $   (25,347)     $    98,600
            (deficiency)                                  =============    ============    ============     ============







Quarter ended September 27, 2003 (in thousands) (unaudited):
                                                             Parent       Subsidiary   Consolidating   Consolidated
                                                             Obligor      Guarantors    Adjustments     GFSI, Inc.

Net sales                                                    $ 32,118     $  21,850     $   (150)       $  53,818
   Cost of sales                                               19,751        13,151         (150)          32,752
   Selling expenses                                             3,473         3,300           --            6,773
   General and administrative expense                           5,111           871           --            5,982
                                                             --------     ---------     --------        ---------
      Total costs and expenses                                 28,335        17,322         (150)          45,507
                                                             --------     ---------     --------        ---------
   Operating income                                             3,783         4,528           --            8,311
Equity in net earnings of subsidiaries                          2,755            --       (2,755)              --
Interest expense                                               (3,729)          (12)          10           (3,731)
Gain on sale of property, plant and equipment                     949            --          (10)             939
                                                             --------     ---------     --------        ---------
Income before income taxes                                      3,758         4,516       (2,755)           5,519
Income tax expense                                                391         1,761           --            2,152
                                                             --------     ---------     --------        ---------
Net income                                                   $  3,367     $   2,755     $ (2,755)       $   3,367
                                                             ========     =========     ========        =========



Quarter ended September 27, 2003 (in thousands) (unaudited):
                                                            Parent       Subsidiary   Consolidating   Consolidated
                                                           Obligor       Guarantors    Adjustments     GFSI, Inc.

Net cash flows provided by operating activities              $ 16,922     $     408      $      --      $  17,330

Net cash flows provided by investing activities                 1,807            --             --          1,807

Cash flows from financing activities:
    Net borrowings under revolving credit agreements           (6,663)           --             --         (6,663)
    Purchase of parent company bonds                          (12,230)           --             --        (12,230)
    Payments on long-term debt                                    (72)           --             --            (72)
    Repayment of intercompany debt                                375          (375)            --             --
    Issuance of long-term debt                                     82            --             --             82
    Distributions to GFSI Holdings, Inc.                         (240)           --             --           (240)
    Other                                                          (1)           --             --             (1)
                                                          -----------     ---------      ---------      ---------
    Net cash used in financing activities                     (18,749)         (375)            --        (19,124)
                                                          -----------     ---------      ---------      ---------
    Effect of foreign exchange rate changes on cash                --           (17)            --            (17)
                                                          -----------     ---------      ---------      ---------
    Net increase (decrease) in cash and cash equivalents          (20)           16             --             (4)
    Cash and cash equivalents at beginning of period            1,323            64             --          1,387
                                                          ------------    ---------      ---------      ---------
    Cash and cash equivalents end of period               $     1,303     $      80      $      --      $   1,383
                                                          ===========     =========      =========      =========








As of June 28, 2003 (in thousands) (unaudited):
                                                           Parent       Subsidiary   Consolidating    Consolidated
                                                           Obligor      Guarantors    Adjustments      GFSI, Inc.

Assets:
    Current assets:
       Cash and cash equivalents                          $     1,323   $       64    $        --      $     1,387
       Accounts receivable, net                                25,027       15,300         (5,970)          34,357
       Inventories, net                                        38,367        4,296             --           42,663
       Prepaid expenses and other current assets                1,198          125             --            1,323
       Deferred income taxes                                    1,303           --             --            1,303
                                                          -----------   ----------    -----------      -----------
           Total current assets                                67,218       19,785         (5,970)          81,033
    Investment in equity of subsidiaries                       17,331           --        (17,331)              --
    Property, plant and equipment, net                         19,624          259             --           19,883
    Investment in parent company bonds                          9,900           --             --            9,900
    Other assets                                                3,957         (987)            (2)           2,968
                                                          -----------   ----------    -----------      -----------
              Total assets                                $   118,030   $   19,057    $   (23,303)     $   113,784
                                                          ===========   ==========    ===========      ===========

Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                   $    13,263   $      550    $    (5,970)     $     7,843
       Accrued interest expense                                 4,365           --             --            4,365
       Accrued expenses                                         4,877        1,274             --            6,151
       Income taxes payable                                     8,948          (98)            --            8,850
       Current portion of long-term debt                          324           --             --              324
                                                          -----------   ----------    -----------      -----------
           Total current liabilities                           31,777        1,726         (5,970)          27,533
    Deferred income taxes                                       1,194           --             --            1,194
    Other long-term obligations                                   491           --             --              491
    Long-term debt, less current portion                      158,639           --             --          158,639
    Stockholders' equity (deficiency)                         (74,071)      17,331        (17,333)         (74,073)
                                                          -----------   ----------    -----------      -----------
              Total liabilities and stockholders'         $   118,030   $   19,057    $   (23,303)     $   113,784
               equity (defiency)                          ===========   ==========    ===========      ===========




Quarter ended September 28, 2002 (in thousands) (unaudited):
                                                           Parent       Subsidiary   Consolidating    Consolidated
                                                           Obligor      Guarantors    Adjustments      GFSI, Inc.

Net sales                                                 $    39,969   $   21,420    $      (178)     $    61,211
    Cost of sales                                              25,461       13,866            178)          39,149
    Selling expenses                                            4,929        2,567             --            7,496
    General and administrative expense                          5,659          976             --            6,635
                                                          -----------   ----------    -----------      -----------
           Total costs and expenses                            36,049       17,409           (178)          53,280
                                                          -----------   ----------    -----------      -----------
    Operating income                                            3,920        4,011             --            7,931
Equity in net earnings of subsidiaries                          2,446           --         (2,446)              --
Interest expense                                               (3,622)          (2)            --           (3,624)
                                                          -----------   ----------    -----------      -----------
Income before income taxes                                      2,744        4,009         (2,446)           4,307
Income tax expense                                                117        1,563             --            1,680
                                                          -----------   ----------    -----------      -----------
Net income                                                $     2,627   $    2,446    $    (2,446)     $     2,627
                                                          ===========   ==========    ===========      ===========





Quarter ended September 28, 2002 (in thousands) (unaudited):
                                                           Parent       Subsidiary   Consolidating    Consolidated
                                                           Obligor      Guarantors    Adjustments     GFSI, Inc.

Net cash flows provided by (used in) operating
   activities                                             $    (6,945)  $      111    $       --      $    (6,834)


Net cash flows used in investing activities                      (833)         (28)           --             (861)

Cash flows from financing activities:
    Net borrowings under revolving credit agreement             8,321           --            --            8,321
    Payments on long-term debt                                    (46)          --            --              (46)
    Other                                                         (13)          --            --              (13)
    Issuance of long-term debt                                    450           --            --              450
    Distributions to GFSI Holdings, Inc.                         (128)          --            --             (128)
                                                          -----------   ----------    ----------      -----------
    Net cash flows provided by financing activities             8,584           --            --            8,584
                                                          -----------   ----------    ----------      -----------
    Effect of foreign exchange rate changes on cash                --           (6)           --               (6)
                                                          -----------   ----------    ----------      -----------
    Net increase in cash and cash equivalents                     806           77            --              883
    Cash and cash equivalents at beginning of period              334          (21)           --              313
                                                          -----------   ----------    ----------      -----------
    Cash and cash equivalents end of period               $     1,140   $       56    $       --      $     1,196
                                                          ===========   ==========    ==========      ===========



5.             Financing and Recapitalization

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the "Recapitalization") and extended the term of the RBCA by one year to January 15, 2006.

         In September 2003, Company management formed a Delaware limited liability company called Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("Notes") with an aggregate principal amount at maturity of approximately $30.5 million and an accreted book value of $27.4 million at September 27, 2003 (the "Contributed Holdings Discount Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Holdings Discount Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Holdings Discount Notes it received from Gearcap to the Company as a capital contribution. The Company intends to pledge the Notes as collateral under the RBCA.

         On September 26, 2003, the Company purchased Notes with an aggregate principal amount at maturity of approximately $29.5 million and an accreted book value of $26.5 at September 27, 2003 for approximately $12.2 million of which $11.6 million was included in accounts payable. The Company intends to pledge the Notes as collateral under the RBCA.

         When combined with Notes previously acquired in December 2002, the Company now owns Notes with an aggregate maturity value of $84 million at September 27, 2003. The Company owns 78% of the issued Notes and has elected to record its investment in Notes (including Notes previously acquired) as a reduction of stockholders' equity at the acquisition cost of the Notes. At a future date the Company intends to distribute to Holdings its acquired Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making this distribution for the next several years. At September 27, 2003 Stockholders' equity (deficiency) included a reduction of $34.4 million representing the acquisition cost of the Notes.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 28, 2003. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

         Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at September 27, 2003 and June 28, 2003 were net of allowance for doubtful accounts of $918,000 and $906,000, respectively.

         Inventories. Inventories are carried at the lower of cost or market determined under the First-In, First-Out (FIFO) method. The Company writes down obsolete and unmarketable inventories to their estimated market value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than projected, additional inventory write-downs may be required. The Company also records changes in valuation allowances due to changes in operating strategy, such as the discontinuances of certain product lines and other merchandising decisions related to changes in demand. It is possible that further changes in required inventory allowances may be necessary in the future as a result of market conditions and competitive pressures.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 27, 2003 AND SEPEMBER 28, 2002

         Net Sales. Net sales for the quarter ended September 27, 2003 decreased 12% to $53.8 million compared to $61.2 million last year. The decrease in net sales was primarily due to reduced sales of our higher priced Gear for Sports(R) branded products while sales of our moderately priced Champion(R) licensed products experienced modest growth. The sales decrease in Gear for Sports(R) branded products was experienced in the college bookstore, resort and corporate customer groups. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration which has enhanced the sales of Champion's more moderately priced goods. Reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on net sales of the Corporate and Resort Divisions.

         Gross Profit. Gross profit for the quarter ended September 27, 2003 decreased 5% to $21.1 million compared to $22.1 million last year. The decrease in gross profit resulted from lower sales. Gross profit as a percentage of net sales increased to 39% for the quarter compared to 36% last year. The benefits of lower cost of product sourcing and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for the quarter ended September 27, 2003 decreased 10% to $12.8 million from $14.1 million last year. Operating expenses as a percentage of net sales were 24% in the first quarter of fiscal 2004 compared to 23% last year. Operating expenses decreased due to lower direct sales related expenses. During the first quarter of fiscal 2004 the Company began to incur a 3% royalty obligation on the net sales of Champion branded apparel under its license agreement with the Sara Lee Corporation. The additional royalty expense related to the Champion license created the increase in operating expenses as a percentage of net sales in comparison to last year.

         Operating Income. Operating income increased 5% to $8.3 million in the first quarter of fiscal 2004 compared to $7.9 million last year. Operating income as a percentage of net sales increased to 15% in the first quarter of fiscal 2004 from 13% in the first quarter of fiscal 2003. Improved gross profit margin percentage along with decreased operating expenses produced the increase in operating income.

         Interest Expense. Interest expense in the first quarter of fiscal 2004 was $3.7 million compared to $3.6 million last year. Higher borrowings created the increase in interest expense.

         Gain on sale of property, plant and equipment. During the first quarter of fiscal 2003, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income during the three month period ended September 27, 2003. The facility was sold as part of a warehouse consolidation and automation initiative which will combine future distribution operations into a larger, renovated facility eliminating several smaller warehouses.

         Net Income. Net income for the first quarter of fiscal 2004 was $3.4 million compared to $2.6 million for the first quarter of fiscal 2003, an increase of 28%. The increase in operating income combined with the gain on the sale of the distribution facility produced the increase in net income.

FINANCING AND RECAPITALIZTION

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the "Recapitalization") and extended the term of the RBCA by one year.

         In September 2003, Company management formed a Delaware limited liability company called Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("Notes") with an aggregate principal amount at maturity of approximately $30.5 million and an accreted book value of $27.4 million at September 27, 2003 (the "Contributed Holdings Discount Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Holdings Discount Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Holdings Discount Notes it received from Gearcap to the Company as a capital contribution. The Company intends to pledge the Notes as collateral under the RBCA.

         On September 26, 2003, the Company purchased Notes with an aggregate principal amount at maturity of approximately $29.5 million and an accreted book value of $26.5 at September 27, 2003 for approximately $12.2 million of which $11.6 million was included in accounts payable. The Company intends to pledge the Notes as collateral under the RBCA.

         When combined with Notes previously acquired in December 2002, the Company now owns Notes with an aggregate maturity value of $84 million at September 27, 2003. The Company owns 78% of the issued Notes and has elected to record its investment in Notes (including Notes previously acquired) as a reduction of stockholders' equity at the acquisition cost of the Notes. At a future date the Company intends to distribute to Holdings its acquired Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making this distribution for the next several years. At September 27, 2003 Stockholders' equity (deficiency) included a reduction of $34.4 million representing the acquisition cost of the Notes.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the first quarter of fiscal 2004 was $17.3 million compared to cash used by operating activities of $6.8 million last year. Higher net income, lower inventory levels and increased income tax and accounts payable produced improved fiscal 2004 operating cash flows. Accounts payable at September 27, 2003 included $11.6 million in unpaid funds to settle the Recapitalization transaction. These funds were subsequently expended using borrowings under the RBCA. Fiscal 2003 operating cash flows were used to fund the increase in accounts receivable and inventory related to the addition of the Champion(R) college bookstore business.

         Cash provided by investing activities in the first quarter of fiscal 2004 was $1.8 million compared to cash used in investing activities of $861,000 last year. The $2.8 million in proceeds from the sale of the Lenexa distribution facility in fiscal 2004 created the cash provided by investing activities compared to last year. The Company anticipates fiscal 2004 capital expenditures to approximate $5.9 million, which includes the acquisition of equipment related to its warehouse consolidation and automation initiative.

         Cash used in financing activities in the first quarter of fiscal 2004 was $19.1 million compared to cash provided by financing activities of $8.6 million in the comparable period of fiscal 2003. The purchase of Holdings Notes and the repayment of bank debt was the primary use of cash in fiscal 2004. In the first quarter of fiscal 2003 borrowings under the Company's bank credit facility to finance higher levels of inventory and accounts receivable was the principal source of cash provided by financing activities.

         Under the Company's Revolving Bank Credit Agreement ("RBCA") up to $65 million of revolving credit availability is provided, of which $16.3 million was borrowed and outstanding and approximately $3.9 million was utilized for outstanding commercial and stand-by letters of credit as of September 27, 2003. At September 27, 2003, $36.4 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2006, although no assurance can be given in this regard.

         The Company anticipates paying dividends to its parent to enable Holdings to pay corporate income taxes, interest on the remaining 11.375% Senior Discount Notes ("Holdings Discount Notes'), fees payable under consulting agreements, preferred stock dividends and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service its debt and meet its contractual obligations. At September 27, 2003, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled approximately $22 million. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $24.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually.

         During first quarter, the Company entered into a ten-year operating lease for approximately 240,000 square feet of space in an existing industrial building near its Lenexa headquarters to support the distribution automation initiative. Rent under the lease will commence in the third quarter of fiscal 2004. Annual rent is $730,000. The agreement provides for one ten year extension and allows the Company an option to expand into an additional 65,000 square feet of existing space.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.



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



                         ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended September 27, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit
    Number                        Description
    ------                        -----------

    10.28 Third Consent and Amendment, dated as of September 8, 2003, to the Credit Agreement dated as of March 28, 2002.

    10.29 Contribution Agreement, dated as of September 26, 2003, between GFSI Holdings, Inc. and GFSI, Inc.

    10.30 Amendment to Management Consulting Agreement, dated as of September 26, 2003, between GFSI Holdings, Inc. and TJC Management Corporation.

    10.31 Management Agreement, dated as of October 1, 2003, between Gearcap LLC and GFSI Holdings, Inc.

    10.32 First Amendment to Third Consent and Amendment, dated as of September 30, 2003.

    31.1        Certification of Principal Executive Officer.

    31.2        Certification of Principal Financial Officer.



(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K, announcing the acquisition of $30 million (maturity value) of GFSI Holdings, Inc.'s 11.375% Senior Discount Notes, on October 2, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GFSI, INC.
November 5, 2003


                 /s/ J. Craig Peterson
               ----------------------------------------------------
               J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer