Form 10-Q
period 2004-01-03
GFSI INC
filed 2004-02-13
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004.
                               ---------------

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number   333-24189
                      ------------

                                  GFSI, INC.
                                  ---------
              (Exact name of registrant specified in its charter)


            Delaware                                     74-2810748
---------------------------------           -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                            9700 Commerce Parkway
                            Lenexa, Kansas 66219
                 ------------------------------------------
                  (Address of principal executive offices)


                               (913) 888-0445
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 2004.

                          GFSI, INC. AND SUBSIDIARIES
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended January 3, 2004
                                     INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets                                                3
Consolidated Statements of Income                                          4
Consolidated Statements of Cash Flows                                      5
Notes to Consolidated Financial Statements                                 6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                       11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                16

ITEM 4 - CONTROLS AND PROCEDURES                                          16

PART II - OTHER INFORMATION                                               17

SIGNATURE PAGE                                                            18


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                         January 3,            June 28,
                                                                            2004                 2003
                                                                        -------------        -------------
ASSETS

Current assets:
   Cash and cash equivalents                                            $        296         $      1,387
   Accounts receivable, net                                                   27,911               34,357
   Inventories, net                                                           33,321               42,663
   Prepaid expenses and other current assets                                   1,763                1,323
   Deferred income taxes                                                       1,277                1,303
                                                                        -------------        -------------
Total current assets                                                          64,568               81,033
Property, plant and equipment, net                                            20,279               19,883
Other assets:
   Deferred financing costs, net                                               2,495                2,959
   Investment in parent company bonds                                             --                9,900
   Other                                                                         102                    9
                                                                        -------------        -------------
Total assets                                                            $     87,444         $    113,784
                                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                     $      7,026         $      7,843
   Accrued interest expense                                                    4,452                4,365
   Accrued expenses                                                            7,062                6,151
   Income taxes payable                                                       10,675                8,850
   Current portion of long-term debt                                             342                  324
                                                                        -------------        -------------
Total current liabilities                                                     29,557               27,533

Deferred income taxes                                                          1,678                1,194
Other long-term obligations                                                      491                  491
Long-term debt, less current portion                                         147,834              158,639

Stockholders' equity (deficiency):
   Common stock, $.01 par value, 10,000 shares authorized, one share
    issued and outstanding at January 3, 2004 and June 28, 2003                   --                   --
   Additional paid-in capital                                                 71,442               59,127
   Parent company bonds acquired                                             (34,480)                  --
   Accumulated deficiency                                                   (129,078)            (133,200)
                                                                        -------------        -------------
Total stockholders' deficiency                                               (92,116)             (74,073)
                                                                        -------------        -------------
Total liabilities and stockholders' equity (deficiency)                 $     87,444         $    113,784
                                                                        =============        =============

See notes to consolidated financial statements.



GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                                   Quarter Ended                          Six Months Ended
                                            January 3,         December 28,         January 3,         December 28,
                                              2004                2002                2004                2002
                                          -------------       -------------       -------------       -------------
Net sales                                 $     49,701        $     54,633        $    103,519        $    115,844
Cost of sales                                   30,635              34,404              63,387              73,553
                                          -------------       -------------       -------------       -------------
Gross profit                                    19,066              20,229              40,132              42,291
Operating expenses:
  Selling                                        6,721               6,879              13,494              14,375
  General and administrative                     6,762               6,844              12,744              13,479
                                          -------------       -------------       -------------       -------------
                                                13,483              13,723              26,238              27,854
                                          -------------       -------------       -------------       -------------
Operating income                                 5,583               6,506              13,894              14,437
Other income (expense):
  Interest expense                              (3,975)             (3,685)             (7,706)             (7,309)
  Gain on sale of property,
    plant and equipment                             --                  11                 939                  11
                                          -------------       -------------       -------------       -------------
                                                (3,975)             (3,674)             (6,767)             (7,298)
                                          -------------       -------------       -------------       -------------
Income before income taxes                       1,608               2,832               7,127               7,139
Income tax expense                                 628               1,106               2,780               2,786
                                          -------------       -------------       -------------       -------------
Net income                                $        980        $      1,726        $      4,347        $      4,353
                                          =============       =============       =============       =============


See notes to consolidated financial statements.





GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)
                                                                                          Six Months Ended
                                                                                   January 3,         December 28,
                                                                                      2004                2002
                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $      4,347        $      4,353
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation                                                                          1,304               1,576
   Amortization of deferred financing costs                                                465                 487
   Amortization of other intangibles                                                        --                 500
   Gain on sale or disposal of property, plant and equipment                              (939)                (11)
   Deferred income taxes                                                                   511                (287)
Changes in operating assets and liabilities:
   Accounts receivable, net                                                              6,446                (150)
   Inventories, net                                                                      9,342               2,259
   Prepaid expenses, other current assets and other assets                                (533)               (114)
   Income taxes payable                                                                  1,825               2,933
   Accounts payable, accrued expenses and other
     long-term obligations                                                                (158)             (1,792)
                                                                                  -------------       -------------
Net cash provided by operating activities                                               22,610               9,754
                                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property, plant and equipment                                  2,797                  14
   Purchases of property, plant and equipment                                           (3,219)             (2,172)
                                                                                  -------------       -------------
Net cash used in investing activities                                                     (422)             (2,158)
                                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short term borrowings and revolving credit agreement                  (10,722)             (4,422)
   Purchase of parent company bonds                                                    (12,265)                 --
   Distributions to GFSI Holdings, Inc.                                                   (258)                (81)
   Issuance of long-term debt                                                               82                 450
   Payments on long-term debt                                                             (148)                (87)
   Other                                                                                    (1)                (37)
                                                                                  -------------       -------------
Net cash used in financing activities                                                  (23,312)             (4,177)
                                                                                  -------------       -------------
Effect of foreign exchange rate changes on cash                                             33                   7
                                                                                  -------------       -------------
Net increase (decrease) in cash and cash equivalents                                    (1,091)              3,426
Cash and cash equivalents at beginning of period                                         1,387                 313
                                                                                  -------------       -------------
Cash and cash equivalents at end of period                                        $        296        $      3,739
                                                                                  =============       =============
Supplemental cash flow information:

   Interest paid                                                                  $      7,153        $      7,013
                                                                                  =============       =============
   Income taxes paid                                                              $        445        $        139
                                                                                  =============       =============
Non-cash financing activities:
   Parent company bonds contributed                                               $     12,315        $         --
                                                                                  =============       =============

See notes to consolidated financial statements.

                          GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 3, 2004

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

         The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ending in June 2004 will be a 53 week period with the additional week falling in the Company's second quarter ended January 3, 2004. Both the quarter and six month fiscal periods ended January 3, 2004 have one more week of operations than the comparable periods of fiscal 2003.

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

3.       Inventories:
         ------------
         The following is a summary of inventories at January 3, 2004 and June 28, 2003:


     (in thousands)                                          January 3,           June 28,
                                                                2004                2003
                                                           -------------       -------------
                                                            (unaudited)
     Undecorated apparel ("blanks") and supplies           $     32,767        $     37,924
     Work in process                                                369                 609
     Finished goods                                                 950               4,887
                                                           -------------       -------------
                                                                 34,086              43,420
     Allowance for markdowns                                       (765)               (757)
                                                           -------------       -------------
        Total                                              $     33,321        $     42,663
                                                           =============       =============


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


As of January 3, 2004 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------
Assets:
  Current assets:
   Cash and cash equivalents                           $        157    $        139    $         --    $        296
   Accounts receivable, net                                  15,888          23,981         (11,958)         27,911
   Inventories, net                                          32,026           1,295              --          33,321
   Prepaid expenses and other current assets                  1,597             166              --           1,763
   Deferred income taxes                                      1,277              --              --           1,277
                                                       -------------   -------------   -------------   -------------
     Total current assets                                    50,945          25,581         (11,958)         64,568
  Investment in equity of subsidiaries                       22,745              --         (22,745)             --
  Property, plant and equipment, net                         20,066             213              --          20,279
  Other assets                                                3,211            (612)             (2)          2,597
                                                       -------------   -------------   -------------   -------------
        Total assets                                   $     96,967    $     25,182    $    (34,705)   $     87,444
                                                       =============   =============   =============   =============

Liabilities and stockholders' equity:
  Current liabilities:
   Accounts payable                                    $     18,634    $        350    $    (11,958)   $      7,026
   Accrued interest expense                                   4,452              --              --           4,452
   Accrued expenses                                           4,866           2,196              --           7,062
   Income taxes payable                                      10,784            (109)             --          10,675
   Current portion of long-term debt                            342              --              --             342
                                                       -------------   -------------   -------------   -------------
     Total current liabilities                               39,078           2,437         (11,958)         29,557
  Deferred income taxes                                       1,678              --              --           1,678
  Other long-term obligations                                   491              --              --             491
  Long-term debt, less current portion                      147,834              --              --         147,834
  Stockholders' equity (deficiency)                         (92,114)         22,745         (22,747)        (92,116)
                                                       -------------   -------------   -------------   -------------
        Total liabilities and stockholders'
          equity (deficiency)                          $     96,967    $     25,182    $    (34,705)   $     87,444
                                                       =============   =============   =============   =============





Six months ended January 3, 2004 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------
Net sales                                              $     61,111    $     44,332    $     (1,924)   $    103,519
Cost of sales                                                38,779          26,532          (1,924)         63,387
Selling expenses                                              6,783           6,711              --          13,494
General and administrative expenses                          10,480           2,264              --          12,744
                                                       -------------   -------------   -------------   -------------
        Total costs and expenses                             56,042          35,507          (1,924)         89,625
                                                       -------------   -------------   -------------   -------------
    Operating income                                          5,069           8,825              --          13,894
Equity in net earnings of subsidiaries                        5,380              --          (5,380)             --
Interest expense                                             (7,703)             (6)              3          (7,706)
Gain on sale of property, plant and equipment                   942              --              (3)            939
                                                       -------------   -------------   -------------   -------------
Income before income taxes                                    3,688           8,819          (5,380)          7,127
Income tax expense (benefit)                                   (659)          3,439              --           2,780
                                                       -------------   -------------   -------------   -------------
Net income                                             $      4,347    $      5,380    $     (5,380)   $      4,347
                                                       =============   =============   =============   =============



Six months ended January 3, 2004 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------

Net cash flows provided by operating activities        $     22,191    $        419    $        --     $     22,610

Net cash flows used in investing activities                     (45)             (2)          (375)            (422)

Cash flows from financing activities:
    Net repayments under revolving credit agreement         (10,722)             --              --         (10,722)
    Purchase of parent company bonds                        (12,265)             --              --         (12,265)
    Payments on long-term debt                                 (148)             --              --            (148)
    Repayment of intercompany debt                               --            (375)            375              --
    Issuance of long-term debt                                   82              --              --              82
    Distributions to GFSI Holdings, Inc.                       (258)             --              --            (258)
    Other                                                        (1)             --              --              (1)
                                                       -------------   -------------   -------------   -------------
    Net cash used in financing activities                   (23,312)           (375)            375         (23,312)
                                                       -------------   -------------   -------------   -------------
    Effect of foreign exchange rate changes on cash              --              33              --              33
                                                       -------------   -------------   -------------   -------------
    Net increase (decrease) in cash and cash
      equivalents                                            (1,166)             75              --          (1,091)
    Cash and cash equivalents at beginning of period          1,323              64              --           1,387
                                                       -------------   -------------   -------------   -------------
    Cash and cash equivalents at end of period         $        157    $        139    $         --    $        296
                                                       =============   =============   =============   =============





As of June 28, 2003 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------
Assets:
    Current assets:
       Cash and cash equivalents                       $      1,323    $         64    $         --    $      1,387
       Accounts receivable, net                              25,027          15,300          (5,970)         34,357
       Inventories, net                                      38,367           4,296              --          42,663
       Prepaid expenses and other current assets              1,198             125              --           1,323
       Deferred income taxes                                  1,303              --              --           1,303
                                                       -------------   -------------   -------------   -------------
           Total current assets                              67,218          19,785          (5,970)         81,033
    Investment in equity of subsidiaries                     17,331              --         (17,331)             --
    Property, plant and equipment, net                       19,624             259              --          19,883
    Investment in parent company bonds                        9,900              --              --           9,900
    Other assets                                              3,957            (987)             (2)          2,968
                                                       -------------   -------------   -------------   -------------
             Total assets                              $    118,030    $     19,057    $    (23,303)   $    113,784
                                                       =============   =============   =============   =============

Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                $     13,263    $        550   $      (5,970)   $      7,843
       Accrued interest expense                               4,365              --              --           4,365
       Accrued expenses                                       4,877           1,274              --           6,151
       Income taxes payable                                   8,948             (98)             --           8,850
       Current portion of long-term debt                        324              --              --             324
                                                       -------------   -------------   -------------   -------------
           Total current liabilities                         31,777           1,726          (5,970)         27,533
    Deferred income taxes                                     1,194              --              --           1,194
    Other long-term obligations                                 491              --              --             491
    Long-term debt, less current portion                    158,639              --              --         158,639
    Stockholders' equity (deficiency)                       (74,071)         17,331         (17,333)        (74,073)
                                                       -------------   -------------   -------------   -------------
             Total liabilities and stockholders'
               equity (deficiency)                     $    118,030    $     19,057    $    (23,303)   $    113,784
                                                       =============   =============   =============   =============



Six months ended December 28, 2002 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------

Net sales                                              $     76,832    $     41,052    $     (2,040)   $    115,844
Cost of sales                                                49,887          25,706          (2,040)         73,553
Selling expenses                                              9,215           5,160              --          14,375
General and administrative expenses                          11,197           2,282              --          13,479
                                                       -------------   -------------   -------------   -------------
       Total costs and expenses                              70,299          33,148          (2,040)        101,407
                                                       -------------   -------------   -------------   -------------
    Operating income                                          6,533           7,904              --          14,437
Equity in net earnings of subsidiaries                        4,812              --          (4,812)             --
Interest expense                                             (7,285)            (13)             --          (7,298)
                                                       -------------   -------------   -------------   -------------
Income before income taxes                                    4,060           7,891          (4,812)          7,139
Income tax expense (benefit)                                   (293)          3,079              --           2,786
                                                       -------------   -------------   -------------   -------------
Net income                                             $      4,353    $      4,812    $     (4,812)   $      4,353
                                                       =============   =============   =============   =============


Six months ended December 28, 2002 (in thousands) (unaudited):
                                                           Parent       Subsidiary    Consolidating    Consolidated
                                                          Obligor       Guarantors     Adjustments      GFSI, Inc.
                                                       -------------   -------------   -------------   -------------
Net cash flows provided by (used in) operating
  activities                                           $     10,637    $       (883)   $         --    $      9,754

Net cash flows provided by (used in) investing
  activities                                                 (2,126)            940            (972)         (2,158)

Cash flows from financing activities:
    Net repayments under revolving credit agreement          (4,422)             --              --          (4,422)
    Payments on long-term debt                                  (87)             --              --             (87)
    Repayment of intercompany debt                             (972)             --             972              --
    Other                                                       (37)             --              --             (37)
    Issuance of long-term debt                                  450              --              --             450
    Distributions to GFSI Holdings, Inc.                        (81)             --              --             (81)
                                                       -------------   -------------   -------------   -------------
    Net cash flows provided by (used in) financing           (5,149)             --             972          (4,177)
                                                       -------------   -------------   -------------   -------------
activities
    Effect of foreign exchange rate changes on cash              --               7              --               7
                                                       -------------   -------------   -------------   -------------
    Net increase in cash and cash equivalents                 3,362              64              --           3,426
    Cash and cash equivalents at beginning of period            334             (21)             --             313
                                                       -------------   -------------   -------------   -------------
    Cash and cash equivalents at end of period         $      3,696    $         43    $         --    $      3,739
                                                       =============   =============   =============   =============


5.       Financing and Recapitalization
         ------------------------------

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the "Recapitalization") and extended the term of the RBCA by one year to January
15, 2006.

         In September 2003, Company management formed a Delaware limited liability company called Gearcap LLC ("Gearcap") to effect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("Notes") with an aggregate principal amount at maturity of approximately $30.5 million and an accreted book value of $27.4 million at September 27, 2003 (the "Contributed Holdings Discount Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Holdings Discount Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Holdings Discount Notes it received from Gearcap to the Company as a capital contribution. The Company intends to pledge the Notes as collateral under the RBCA.

         On September 26, 2003, the Company purchased Notes with an aggregate principal amount at maturity of approximately $29.5 million and an accreted book value of $26.5 million at September 27, 2003 for approximately $12.2 million. The Company intends to pledge the Notes as collateral under the RBCA.

         The Company owned Notes with an aggregate maturity value of $84 million at January 3, 2004. The Company owns 78% of the issued Notes and has recorded its investment in Notes (including Notes previously acquired) as a reduction of stockholders' equity at the acquisition cost of the Notes. At a future date the Company intends to distribute to Holdings its acquired Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making this distribution for the next several years. At January 3, 2004 Stockholders' equity (deficiency) included a reduction of $34.5 million representing the acquisition cost of the Notes.

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

         Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at January 3, 2004 and June 28, 2003 were net of allowance for doubtful accounts of $918,000 and $906,000, respectively.

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

           Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ending in June 2004 will be a 53 week period with the additional week falling in the Company's second quarter ended January 3, 2004. Both the quarter and six month fiscal periods ended January 3, 2004 have one more week of operations than the comparable periods of fiscal 2003. Because of the seasonal nature of the Company's business, and the timing of the additional week, which fell during the holiday period, management believes the effect of the additional week of operations was not significant.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JANUARY 3, 2004 AND DECEMBER 28, 2002


         Net Sales. Net sales for the quarter ended January 3, 2004 decreased $4.9 million to $49.7 million compared to $54.6 million last year. The 9% decrease in net sales was due to reduced sales of our Gear for Sports(R) ("Gear") branded products while sales of our Champion(R) licensed products experienced continued growth. Sales of Gear branded products principally to the college bookstore and corporate customer groups decreased 30% in comparison to last year. Management believes that the Company's college bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Reductions in corporate spending on marketing and employee incentive programs have had a negative effect on net sales of the Corporate Division. Net sales of Champion licensed products for the second quarter of fiscal 2004 increased 16% over the comparable quarter of fiscal 2003. Champion licensed products are more moderately priced as compared to Gear's for college bookstore customers.

         Gross Profit. Gross profit for the quarter ended January 3, 2004 decreased 6% to $19.1 million compared to $20.2 million last year. The decrease in gross profit resulted from lower sales. Gross profit as a percentage of net sales increased to 38% for the quarter compared to 37% last year. The benefits of lower cost of product sourcing and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for the quarter ended
January 3, 2004 decreased 2% to $13.5 million from $13.7 million last year. Beginning in fiscal 2004, the Company pays a 3% royalty on the net sales of Champion branded apparel under its license agreement with the Sara Lee Corporation. Lower direct sales expenses were partially offset by the additional cost of the Champion related royalty which created the decrease in operating expenses. Operating expenses as a percentage of net sales were 27% in the second quarter of fiscal 2004 compared to 25% last year. The additional royalty expense and lower sales created the increase in operating expenses as a percentage of net sales in comparison to last year.

         Operating Income. Operating income decreased 14% to $5.6 million in the second quarter of fiscal 2004 compared to $6.5 million last year. Operating income as a percentage of net sales decreased to 11% in the second quarter of fiscal 2004 from 12% in the second quarter of fiscal 2003. The decrease in operating income resulted from lower sales.

         Interest Expense. Interest expense in the second quarter of fiscal 2004 was $4.0 million compared to $3.7 million last year. The additional week in the second quarter of fiscal 2004 created the increase in interest expense.

         Net Income. Net income for the second quarter of fiscal 2004 was $1.0 million compared to $1.7 million for the second quarter of fiscal 2003, a decrease of $700,000. The decrease in operating income combined with higher interest expense created the decrease in net income.



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JANUARY 3, 2004 AND DECEMBER 28, 2002

         Net Sales. Net sales for the six months ended January 3, 2004 decreased 11% to $103.5 million compared to $115.8 million last year. The decrease in net sales was due to reduced sales of our Gear for Sports(R) ("Gear") branded products while sales of our Champion(R) licensed products increased 8%. Sales of Gear branded products principally to the college bookstore and corporate customer groups decreased 27% in comparison to last year. Management believes that the Company's college bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Reductions in corporate spending on marketing and employee incentive programs have had a negative effect on net sales of the Corporate Division. Champion licensed products are more moderately priced as compared to Gear's for college bookstore customers.

         Gross Profit. Gross profit for the six months ended January 3, 2004 decreased 5% to $40.1 million compared to $42.3 million last year. The decrease in gross profit resulted from lower sales. Gross profit as a percentage of net sales increased to 39% for the six month period compared to 37% last year. The benefits of lower cost of product sourcing and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for the six months ended January 3, 2004 decreased 6% to $26.2 million from $27.9 million last year. Beginning in fiscal 2004, the Company pays a 3% royalty on the net sales of Champion branded apparel under its license agreement with the Sara Lee Corporation. Lower direct sales expenses were partially offset by the additional cost of the Champion related royalty which created the decrease in operating expenses. Operating expenses as a percentage of net sales were 25% in fiscal 2004 compared to 24% last year. The additional royalty expense and lower sales created the increase in operating expenses as a percentage of net sales in comparison to last year.

         Operating Income. Operating income for the six months ended January 3, 2004 decreased 4% to $13.9 million compared to $14.4 million last year. Operating income as a percentage of net sales increased to 13% in fiscal 2004 from 12% in fiscal 2003. The decrease in operating income resulted from lower sales.

         Interest Expense. Interest expense in the first six months of fiscal 2004 was $7.7 million compared to $7.3 million last year. The additional week in the first six months of fiscal 2004 created the increase in interest expense.

         Gain on sale of property, plant and equipment. During the first quarter of fiscal 2004, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income. The facility was sold as part of a warehouse consolidation and automation initiative which will combine future distribution operations into a larger, renovated facility eliminating several smaller warehouses.

         Net Income. Net income for the first six months of fiscal 2004 was $4.3 million approximately the same as the comparable period last year. The decrease in operating income and higher interest expense were offset by the gain on the sale of the distribution facility.


FINANCING AND RECAPITALIZTION

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the
"Recapitalization") and extended the term of the RBCA by one year.

         In September 2003, Company management formed a Delaware limited liability company called Gearcap LLC ("Gearcap") to effect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("Notes") with an aggregate principal amount at maturity of approximately $30.5 million and an accreted book value of $27.4 million at September 27, 2003 (the "Contributed Holdings Discount Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Holdings Discount Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Holdings Discount Notes it received from Gearcap to the Company as a capital contribution. The Company intends to pledge the Notes as collateral under the RBCA.

         On September 26, 2003 the Company purchased Notes with an aggregate principal amount at maturity of approximately $29.5 million and an accreted book value of $26.5 million at September 27, 2003 for approximately $12.2 million. The Company intends to pledge the Notes as collateral under the RBCA.

         The Company owns Notes with an aggregate maturity value of $84 million at January 3, 2004. The Company owns 78% of the issued Notes and has recorded its investment in Notes (including Notes previously acquired) as a reduction of stockholders' equity at the acquisition cost of the Notes. At a future date, the Company intends to distribute to Holdings its acquired Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making this distribution for the next several years. At January 3, 2004 Stockholders' equity (deficiency) included a reduction of $34.5 million representing the acquisition cost of the Notes.

        The Company's purchasing of the Notes has reduced its future cash dividend obligations to Holdings to enable it to retire the Notes in 2009 from $108 million to $24 million. Additionally, the Company's purchase of the Notes has reduced its future annual cash dividend obligation to Holdings to enable it to pay interest on the Notes commencing in March 2005 from $12.3 million to $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the first six months of fiscal 2004 was $22.6 million compared to $9.8 million last year. Lower levels of inventory and accounts receivable produced improved fiscal 2004 operating cash flows.

         Cash used by investing activities in the first six months of fiscal 2004 was $422,000 compared to $2.2 million last year. The $2.8 million in proceeds from the sale of the Lenexa distribution facility in fiscal 2004 offset the capital expended on the warehouse consolidation project through January 3, 2004. The Company anticipates fiscal 2004 capital expenditures to approximate $5.9 million, which includes the acquisition of equipment related to its warehouse consolidation and automation initiative.

         Cash used in financing activities in the first six months of fiscal 2004 was $23.3 million compared to $4.2 million in the comparable period of fiscal 2003. The purchase of Holdings Notes and the repayment of bank debt were the primary uses of cash in fiscal 2004.

         Under the Company's Revolving Bank Credit Agreement ("RBCA"), up to $65 million of revolving credit availability is provided, of which $12.3 million was borrowed and outstanding and approximately $1.9 million was utilized for outstanding commercial and stand-by letters of credit as of January 3, 2004. At January 3, 2004, $32.3 million was available for future borrowings under the RBCA. The Company was in compliance with its debt covenants at January 3, 2004. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2006, although no assurance can be given in this regard.

         The Company anticipates paying dividends to its parent to enable Holdings to pay corporate income taxes, interest on the remaining 11.375% Senior Discount Notes ("Holdings Discount Notes"), fees payable under consulting agreements, preferred stock dividends and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service its debt and meet its contractual obligations. At January 3, 2004, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled approximately $23 million. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $24.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.

         During the first quarter of fiscal 2004, the Company entered into a ten-year operating lease for approximately 240,000 square feet of space in an existing industrial building near its Lenexa headquarters to support the warehouse consolidation and automation initiative. Rent under the lease will commence in the third quarter of fiscal 2004. Annual rent is $730,000. The agreement provides for one ten year extension and allows the Company an option to expand into an additional 65,000 square feet of existing space during the first 5 years of the lease.

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



                        ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended January 3, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.
 There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit
        Number          Description
       -------          -----------
        31.1            Certification of Principal Executive Officer
        31.2            Certification of Principal Financial Officer


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

GFSI, INC.
February 13, 2004


/s/ J. Craig Peterson
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer