Form 10-Q
period 2004-04-03
GFSI INC
filed 2004-05-10
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004.

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

                               9700 Commerce Parkway
                                Lenexa, Kansas 66219
                     ---------------------------------------
                     (Address of principal executive offices)

                                   (913) 888-0445
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



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

        Yes(   )         No     (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 1 share issued and outstanding as of May 1, 2004.

                           GFSI, INC. AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended April 3, 2004
                                      INDEX

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


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                           April 3,               June 28,
                                                                             2004                   2003
                                                                      -----------------       ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                           $        1,388          $       1,387
  Accounts receivable, net                                                    22,514                 34,357
  Inventories, net                                                            37,936                 42,663
  Prepaid expenses and other current assets                                    1,805                  1,323
  Deferred income taxes                                                        1,062                  1,303
                                                                      --------------          -------------
Total current assets                                                          64,705                 81,033
Property, plant and equipment, net                                            21,882                 19,883
Other assets:
  Deferred financing costs, net                                                2,281                  2,959
  Investment in parent company bonds                                             --                   9,900
  Other                                                                          105                      9
                                                                      --------------          -------------
Total assets                                                          $       88,973          $     113,784
                                                                      ==============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                    $       11,322          $       7,843
  Accrued interest expense                                                     1,200                  4,365
  Accrued expenses                                                             5,954                  6,151
  Income taxes payable                                                         9,123                  8,850
  Current portion of long-term debt                                              307                    324
                                                                      --------------          -------------
Total current liabilities                                                     27,906                 27,533

Deferred income taxes                                                          1,424                  1,194
Other long-term obligations                                                      491                    491
Long-term debt, less current portion                                         151,904                158,639

Stockholders' equity (deficiency):
  Common stock, $.01 par value, 10,000 shares authorized, one
   share issued and outstanding at April 3, 2004 and June 28, 2003               --                     --
  Additional paid-in capital                                                  71,442                 59,127
  Parent company bonds acquired                                              (24,995)                   --
  Accumulated deficiency                                                    (139,199)              (133,200)
                                                                      --------------          -------------
Total stockholders' deficiency                                               (92,752)               (74,073)
                                                                      --------------          -------------
Total liabilities and stockholders' equity (deficiency)               $       88,973          $     113,784
                                                                      ==============          =============

See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                                   Quarter Ended                         Nine Months Ended
                                             April 3,           March 29,           April 3,          March 29,
                                               2004               2003                2004               2003
                                           ------------      ------------        ------------        ------------

Net sales                                  $     37,196      $     41,204        $    140,715        $    157,048
Cost of sales                                    21,776            25,983              85,163              99,536
                                           ------------      ------------        ------------        ------------
Gross profit                                     15,420            15,221              55,552              57,512
Operating expenses:
  Selling                                         6,447             6,047              19,941              20,422
  General and administrative                      6,336             6,571              19,080              20,050
                                           ------------      ------------        ------------        ------------
                                                 12,783            12,618              39,021              40,472
                                           ------------      ------------        ------------        ------------
Operating income                                  2,637             2,603              16,531              17,040
Other income (expense):
  Interest expense                               (3,662)           (3,809)            (11,368)            (11,118)
  Gain on sale of property,
    plant and equipment                             (27)                8                 912                  19
                                           ------------      ------------        ------------        ------------
                                                 (3,689)           (3,801)            (10,456)            (11,099)
                                           ------------      ------------        ------------        ------------
Income (loss) before income taxes                (1,052)           (1,198)              6,075               5,941
Income tax expense (benefit)                       (411)             (468)              2,369               2,318
                                           ------------      ------------        ------------        ------------
Net income (loss)                          $       (641)     $       (730)       $      3,706        $      3,623
                                           ============      ============        ============        ============


See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)

                                                                                      Nine Months Ended
                                                                                   April 3,       March 29,
                                                                                     2004            2003
                                                                                ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     3,706     $     3,623
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                        2,007           2,377
  Amortization of deferred financing costs                                              679             732
  Amortization of other intangibles                                                     --              750
  Gain on sale or disposal of property, plant and equipment                            (912)            (11)
  Deferred income taxes                                                                 472             165
Changes in operating assets and liabilities:
  Accounts receivable, net                                                           11,843           2,327
  Inventories, net                                                                    4,727           3,613
  Prepaid expenses, other current assets and other assets                              (578)           (186)
  Income taxes payable                                                                  273           2,306
  Accounts payable, accrued expenses and other
    long-term obligations                                                              (222)         (6,262)
                                                                                -----------     -----------
Net cash provided by operating activities                                            21,995           9,434
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                                2,797              22
  Purchases of property, plant and equipment                                         (5,552)         (2,936)
                                                                                -----------     -----------
Net cash used in investing activities                                                (2,755)         (2,914)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short term borrowings and revolving credit agreement                 (6,609)         (5,738)
  Purchase of parent company bonds                                                  (12,265)            --
  Distributions to GFSI Holdings, Inc.                                                 (258)           (174)
  Issuance of long-term debt                                                             82             450
  Payments on long-term debt                                                           (226)           (130)
  Other                                                                                  (1)            (50)
                                                                                -----------     -----------
Net cash used in financing activities                                               (19,277)         (5,642)
                                                                                -----------     -----------
Effect of foreign exchange rate changes on cash                                          38              66
                                                                                -----------     -----------
Net increase in cash and cash equivalents                                                 1             944
Cash and cash equivalents at beginning of period                                      1,387             313
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                      $     1,388     $     1,257
                                                                                ===========     ===========
Supplemental cash flow information:
  Interest paid                                                                 $    13,853     $    13,561
                                                                                ===========     ===========
  Income taxes paid (refunded)                                                  $     1,618     $      (153)
                                                                                ===========     ===========
Non-cash financing activities:
  Parent company bonds contributed                                              $    12,315     $        --
                                                                                ===========     ===========
  Bonds distributed to parent company                                           $     9,485     $        --
                                                                                ===========     ===========
See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 3, 2004

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

         The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ending in June 2004 will be a 53 week period with the additional week falling in the Company's second quarter ended January 3, 2004. Both the third quarter of fiscal 2004 and the third quarter of fiscal 2003 contain 13 weeks of operations while the nine month fiscal period ended April 3, 2004 has one more week of operations than the comparable period of fiscal 2003.

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

3.       Inventories:
         ------------

         The following is a summary of inventories at April 3, 2004 and June 28, 2003:

(in thousands)                           April 3,            June 28,
                                          2004                 2003
                                    ----------------     ---------------
                                      (unaudited)
Undecorated apparel ("blanks")
 and supplies                        $      36,803         $     37,924

Work in process                                193                  609
Finished goods                               1,685                4,887
                                     --------------        ------------
                                            38,681               43,420
Allowance for markdowns                       (745)                (757)
                                     -------------         ------------
   Total                             $      37,936         $     42,663
                                     ==============        ============

4.       Dividend
         --------

         During the third quarter of fiscal 2004, upon the recommendation of its Dividend Committee, the Company's Board of Directors declared a non-cash dividend payable to Holdings. Holdings 11 3/8% Senior Discount Notes due 2009 with a value at maturity of $21.8 million were distributed to Holdings in anticipation of Holdings retiring the Notes.



5.       Condensed Consolidating Financial Information
         ---------------------------------------------

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


As of April 3, 2004 (in thousands) (unaudited):              Parent     Subsidiary   Consolidating   Consolidated
                                                            Obligor     Guarantors    Adjustments     GFSI, Inc.
                                                            -------     ----------    -----------     ----------

Assets:
  Current assets:
    Cash and cash equivalents                             $    1,338    $       50    $       --     $    1,388
    Accounts receivable, net                                  12,823        25,243       (15,552)        22,514
    Inventories, net                                          36,213         1,723            --         37,936
    Prepaid expenses and other current assets                  1,529           276            --          1,805
    Deferred income taxes                                      1,062           --             --          1,062
                                                          ----------    ----------     ---------     ----------
      Total current assets                                    52,965        27,292       (15,552)        64,705
  Investment in equity of subsidiaries                        24,766           --        (24,766)           --
  Property, plant and equipment, net                          21,683           199            --         21,882
  Other assets                                                 3,010          (624)           --          2,386
                                                          ----------    ----------    ----------     ----------
      Total assets                                        $  102,424    $   26,867    $  (40,318)    $   88,973
                                                          ==========    ==========    ==========     ==========

Liabilities and stockholders' equity (deficiency):
  Current liabilities:
    Accounts payable                                      $   26,068    $      806    $  (15,552)    $   11,322
    Accrued interest expense                                   1,200           --             --          1,200
    Accrued expenses                                           4,546         1,408            --          5,954
    Income taxes payable                                       9,236          (113)           --          9,123
    Current portion of long-term debt                            307           --             --            307
                                                          ----------    ----------      ----------   ----------
      Total current liabilities                               41,357         2,101       (15,552)        27,906
  Deferred income taxes                                        1,424           --             --          1,424
  Other long-term obligations                                    491           --             --            491
  Long-term debt, less current portion                       151,904           --             --        151,904
  Stockholders' equity (deficiency)                          (92,752)       24,766       (24,766)       (92,752)
                                                          ----------    ----------     ----------    ----------
      Total liabilities and stockholders' equity          $  102,424    $   26,867     $ (40,318)    $   88,973
        (deficiency)                                      ==========    ==========     ==========    ==========


Nine months ended April 3, 2004 (in thousands) (unaudited):
                                                                Parent      Subsidiary   Consolidating   Consolidated
                                                               Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                               -------      ----------    -----------     ---------


Net sales                                                 $     83,813  $     60,534  $     (3,632)   $     140,715
Cost of sales                                                   53,436        35,359        (3,632)          85,163
Selling expenses                                                10,156         9,785            --           19,941
General and administrative expenses                             15,821         3,259            --           19,080
                                                          ------------  ------------  ------------    -------------
        Total costs and expenses                                79,413        48,403        (3,632)         124,184
                                                          ------------  ------------  ------------    -------------
    Operating income                                             4,400        12,131            --           16,531
Equity in net earnings of subsidiaries                           7,396            --        (7,396)              --
Interest expense                                               (11,364)           (7)            3          (11,368)
Gain on sale of property, plant and equipment                      915            --            (3)             912
                                                          ------------  ------------  ------------    -------------
Income before income taxes                                       1,347        12,124        (7,396)           6,075
Income tax expense (benefit)                                    (2,359)        4,728            --            2,369
                                                          ------------  ------------  ------------    -------------
Net income                                                $      3,706  $      7,396  $     (7,396)   $       3,706
                                                          ============  ============  ============    =============





Nine months ended April 3, 2004 (in thousands) (unaudited):
                                                              Parent      Subsidiary   Consolidating   Consolidated
                                                             Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                             -------      ----------    -----------     -----------

Net cash flows provided by operating activities           $    21,681    $      314      $      --      $   21,995

Net cash flows used in investing activities                    (2,389)           (6)          (360)         (2,755)

Cash flows from financing activities:
  Net repayments under revolving credit agreement              (6,609)           --             --          (6,609)
  Purchase of parent company bonds                            (12,265)           --             --         (12,265)
  Payments on long-term debt                                     (226)           --             --            (226)
  Repayment of intercompany debt                                   --          (360)           360              --
  Issuance of long-term debt                                       82            --             --              82
  Distributions to GFSI Holdings, Inc.                           (258)           --             --            (258)
  Other                                                            (1)           --             --              (1)
                                                          ------------   -----------     ---------      ----------
  Net cash used in financing activities                       (19,277)         (360)           360         (19,277)
                                                          ------------   -----------     ---------      ----------
  Effect of foreign exchange rate changes on cash                  --            38             --              38
                                                          ------------   -----------     ---------      ----------
  Net increase (decrease) in cash and cash equivalents             15           (14)            --               1
  Cash and cash equivalents at beginning of period              1,323            64             --           1,387
                                                          ------------   -----------     ---------      ----------
  Cash and cash equivalents at end of period              $     1,338    $       50      $      --      $    1,388
                                                          ============   ===========     =========      ==========


As of June 28, 2003 (in thousands) (unaudited):
                                                             Parent       Subsidiary   Consolidating   Consolidated
                                                             Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                             -------      ----------    -----------     ----------
Assets:
  Current assets:
    Cash and cash equivalents                            $      1,323   $        64   $        --       $    1,387
    Accounts receivable, net                                   25,027        15,300        (5,970)          34,357
    Inventories, net                                           38,367         4,296            --           42,663
    Prepaid expenses and other current assets                   1,198           125            --            1,323
    Deferred income taxes                                       1,303            --            --            1,303
                                                         ------------   -----------   -----------       ----------
       Total current assets                                    67,218        19,785        (5,970)          81,033
    Investment in equity of subsidiaries                       17,331            --       (17,331)              --
    Property, plant and equipment, net                         19,624           259            --           19,883
    Investment in parent company bonds                          9,900            --            --            9,900
    Other assets                                                3,957          (987)           (2)           2,968
                                                         ------------   -----------   -----------       ----------
       Total assets                                      $    118,030   $    19,057   $   (23,303)      $  113,784
                                                         ============   ===========   ===========       ==========

Liabilities and stockholders' equity (deficiency):
  Current liabilities:
    Accounts payable                                     $     13,263   $       550   $    (5,970)      $    7,843
    Accrued interest expense                                    4,365            --            --            4,365
    Accrued expenses                                            4,877         1,274            --            6,151
    Income taxes payable                                        8,948           (98)           --            8,850
    Current portion of long-term debt                             324            --            --              324
                                                         ------------   -----------   -----------       ----------
       Total current liabilities                               31,777         1,726        (5,970)          27,533
    Deferred income taxes                                       1,194            --            --            1,194
    Other long-term obligations                                   491            --            --              491
    Long-term debt, less current portion                      158,639            --            --          158,639
    Stockholders' equity (deficiency)                         (74,071)       17,331       (17,333)         (74,073)
                                                         ------------   -----------   -----------       ----------
       Total liabilities and stockholders' equity        $    118,030   $    19,057   $   (23,303)      $  113,784
         (deficiency)                                    ============   ===========   ===========       ==========




Nine months ended March 29, 2003 (in thousands) (unaudited):
                                                              Parent      Subsidiary   Consolidating   Consolidated
                                                             Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                             -------      ----------    -----------     ----------


Net sales                                                 $   105,116    $   55,413   $    (3,481)      $  157,048
Cost of sales                                                  69,342        33,675        (3,481)          99,536
Selling expenses                                               12,681         7,741            --           20,422
General and administrative expenses                            16,655         3,395            --           20,050
                                                          -----------    ----------   -----------       ----------
       Total costs and expenses                                98,678        44,811        (3,481)         140,008
                                                          -----------    ----------   -----------       ----------
    Operating income                                            6,438        10,602            --           17,040
Equity in net earnings of subsidiaries                          6,451            --        (6,451)              --
Interest expense                                              (11,092)          (26)           __          (11,118)
Other, net                                                         19            --            --               19
                                                          -----------    ----------   -----------       ----------
Income before income taxes                                      1,816        10,576        (6,451)           5,941
Income tax expense (benefit)                                   (1,807)        4,125            --            2,318
                                                          -----------    ----------   -----------       ----------
Net income                                                $     3,623    $    6,451   $    (6,451)      $    3,623
                                                          ===========    ==========   ===========       ==========



Nine months ended March 29, 2003 (in thousands) (unaudited):
                                                              Parent       Subsidiary   Consolidating   Consolidated
                                                              Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                              -------      ----------    -----------     ----------


Net cash flows provided by (used in) operating           $     10,373     $     (939)    $       --     $    9,434
activities

Net cash flows provided by (used in) investing                 (3,914)           (33)         1,033         (2,914)
activities

Cash flows from financing activities:
  Net repayments under revolving credit agreement              (5,738)            --             --         (5,738)
  Payments on long-term debt                                     (130)            --             --           (130)
  Repayment of intercompany debt                                   --          1,033         (1,033)            --
  Other                                                           (50)            --             --            (50)
  Issuance of long-term debt                                      450             --             --            450
  Distributions to GFSI Holdings, Inc.                           (174)            --             --           (174)
                                                         ------------     ----------     ----------     ----------
  Net cash flows provided by (used in) financing               (5,642)         1,033         (1,033)        (5,642)
    activities                                           ------------     ----------     ----------     ----------

  Effect of foreign exchange rate changes on cash                  --             66             --             66
                                                         ------------     ----------     ----------     ----------
  Net increase in cash and cash equivalents                       817            127             --            944
  Cash and cash equivalents at beginning of period                334            (21)            --            313
                                                         ------------     ----------     ----------     ----------
  Cash and cash equivalents at end of period             $      1,151     $      106     $       --     $    1,257
                                                         ============     ==========     ==========     ==========


6.             Financing and Recapitalization
               ------------------------------

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

         The Company previously owned Notes with an aggregate maturity value of $84 million. The Company had owned 78% of the issued Notes and recorded its investment in Notes as a reduction of stockholders' equity at the acquisition cost of the Notes. During the third quarter of fiscal 2004 the Company's Board of Directors declared a dividend payable to Holdings in Notes with a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining Notes. At April 3, 2004 Stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the remaining Notes.

         In September 2003 Holdings entered into a management agreement (the "2003 Management Agreement") with Gearcap under which Gearcap began providing certain services to Holdings and its affiliates. Under the agreement, Larry D. Graveel, Michael H. Gary and J. Craig Peterson (each one a director and officer of the Company and Holdings and a beneficial stockholder of Holdings) ceased to be employed by the Company and became employed by Gearcap. Gearcap incurs salary expenses and life insurance costs on the executives and certain financing costs related to the purchase of the Holdings Notes. The 2003 Management Agreement has a 10 year term. Payments to Gearcap under the 2003 Management Agreement totaled approximately $600,000 through April 3, 2003. The agreement provides for monthly payment of fees and contains a provision for an annual adjustment in fees each September 1 based upon planned services.


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

Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at April 3, 2004 and June 28, 2003 were net of allowances for doubtful accounts of $816,000 and $906,000, respectively.

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

           Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ending in June 2004 will be a 53 week period with the additional week falling in the Company's second quarter ended January 3, 2004. Both the third quarter of fiscal 2004 and the third quarter of fiscal 2003 contain 13 weeks of operations while the nine month fiscal period ended April 3, 2004 has one more week of operations than the comparable period of fiscal 2003. Because of the seasonal nature of the Company's business, and the timing of the additional week, which fell during the holiday period, management believes the effect of the additional week of operations was not significant.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED APRIL 3, 2004 AND MARCH 29, 2003

         Net Sales. Net sales for the quarter ended April 3, 2004 decreased $4.0 million to $37.2 million compared to $41.2 million last year. The 10% decrease in net sales was due to reduced sales of Gear for Sports(R) ("Gear") branded products while sales of our Champion(R) licensed products experienced continued growth. Sales of Gear branded products decreased 20% in comparison to last year. The sales decrease was broad based across most of Gear's customer groups. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Net sales of Champion licensed products for the third quarter of fiscal 2004 increased 10% over the comparable quarter of fiscal 2003. Champion licensed products are more moderately priced as compared to Gear's products.

         Gross Profit. Gross profit for the quarter ended April 3, 2004 increased 1% to $15.4 million compared to $15.2 million last year. Gross profit as a percentage of net sales increased to 41% for the quarter compared to 37% last year. The benefits of lower cost of product sourcing and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for the quarter ended April 3, 2004 increased 1% to $12.8 million from $12.6 million last year. Beginning in fiscal 2004, the Company pays a 3% royalty on the net sales of Champion branded apparel under its license agreement with the Sara Lee Corporation. Higher sales, marketing and advertising costs in advance of peak Bookstore, Golf and Resort selling seasons and the additional cost of the Sara Lee royalty created the increase in operating expenses. Operating expenses as a percentage of net sales were 34% in the third quarter of fiscal 2004 compared to 31% last year. The additional expenses when divided by lower sales created the increase in operating expenses as a percentage of net sales in comparison to last year.

         Operating Income. Operating income of $2.6 million in the third quarter of fiscal 2004 was the same as last year. Operating income as a percentage of net sales increased to 7% in the third quarter of fiscal 2004 from 6% in the third quarter of fiscal 2003. The increase in operating income as a percentage of sales resulted from higher gross profit on lower sales volume.

         Interest Expense. Interest expense in the third quarter of fiscal 2004 was $3.7 million compared to $3.8 million last year. Lower borrowings under the Company's bank credit facility in fiscal 2004 created the decrease in interest expense.

         Net Loss. Net loss for the third quarter of fiscal 2004 was $641,000 compared to a net loss of $730,000 for the third quarter of fiscal 2003. The decrease in interest expense created the improvement in net loss over the comparable period of last year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

         Net Sales. Net sales for the nine months ended April 3, 2004 decreased 10% to $140.7 million compared to $157.0 million last year. The decrease in net sales was due to reduced sales of Gear for Sports(R) ("Gear") branded products while sales of Champion(R) licensed products increased 8%. Sales of Gear branded products principally to the college bookstore and corporate customer groups decreased 24% in comparison to last year. Management believes that the Company's college bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Reductions in corporate spending on marketing and employee incentive programs have had a negative effect on net sales of the Corporate Division. Champion licensed products are more moderately priced as compared to Gear's for college bookstore customers.

         Gross Profit. Gross profit for the nine months ended April 3, 2004 decreased 3% to $55.6 million compared to $57.5 million last year. The decrease in gross profit resulted from lower sales. Gross profit as a percentage of net sales increased to 39% for the nine month period compared to 37% last year. The benefits of lower cost of product sourcing and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for the nine months ended April 3, 2004 decreased 4% to $39.0 million from $40.5 million last year. Beginning in fiscal 2004, the Company pays a 3% royalty on the net sales of Champion branded apparel under its license agreement with the Sara Lee Corporation. Lower direct sales expenses were partially offset by the additional cost of the Champion related royalty which created the decrease in operating expenses. Operating expenses as a percentage of net sales were 28% in fiscal 2004 compared to 26% last year. The additional royalty expense and lower sales created the increase in operating expenses as a percentage of net sales in comparison to last year.

         Operating Income. Operating income for the nine months ended April 3, 2004 decreased 3% to $16.5 million compared to $17.0 million last year. Operating income as a percentage of net sales increased to 12% in fiscal 2004 from 11% in fiscal 2003. The decrease in operating income resulted from lower sales. The increase in operating income as a percentage of sales resulted from higher gross profit on lower sales volume.

         Interest Expense. Interest expense in the first nine months of fiscal 2004 was $11.4 million compared to $11.1 million last year. The additional week in the first nine months of fiscal 2004 compared to fiscal 2003 created the increase in interest expense.

         Gain on sale of property, plant and equipment. During the first quarter of fiscal 2004, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income. The facility was sold as part of a warehouse consolidation and automation initiative which combined distribution operations into a larger, renovated facility and will eliminate several smaller warehouses. The final phase of the warehouse consolidation project is expected to be completed in the fourth quarter of fiscal 2004.

         Net Income. Net income for the first nine months of fiscal 2004 was $3.7 million compared to $3.6 million last year. The decrease in operating income and higher interest expense were offset by the gain on the sale of the distribution facility to produce the increase in net income.

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

         The Company previously owned Notes with an aggregate maturity value of $84 million. The Company had owned 78% of the issued Notes and recorded its investment in Notes as a reduction of stockholders' equity at the acquisition cost of the Notes. During the third quarter of fiscal 2004 the Company's Board of Directors declared a dividend payable to Holdings in Notes with a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining Notes to permit the parent company to formally retire these Notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining Notes. At April 3, 2004 Stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the remaining Notes.

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

>


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the first nine months of fiscal 2004 was $22.0 million compared to $9.4 million last year. Lower levels of inventory and accounts receivable produced improved fiscal 2004 operating cash flows.

         Cash used by investing activities in the first nine months of fiscal 2004 was $2.8 million compared to $2.9 million last year. The $2.8 million in proceeds from the sale of the Lenexa distribution facility in fiscal 2004 partially offset the capital expended on the warehouse consolidation project through April 3, 2004. The Company anticipates fiscal 2004 capital expenditures to approximate $6.0 million.

         Cash used in financing activities in the first nine months of fiscal 2004 was $19.3 million compared to $5.6 million in the comparable period of fiscal 2003. The purchase of Holdings Notes and the repayment of bank debt were the primary uses of cash in fiscal 2004.

         Under the Company's Revolving Bank Credit Agreement ("RBCA"), up to $65 million of revolving credit availability is provided, of which $16.4 million was borrowed and outstanding and approximately $2.9 million was utilized for outstanding commercial and stand-by letters of credit as of April 3, 2004. At April 3, 2004, $23.1 million was available for future borrowings under the RBCA. The Company was in compliance with its debt covenants at April 3, 2004. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2006, although no assurance can be given in this regard.

         The Company anticipates paying dividends to its parent to enable Holdings to pay corporate income taxes, interest on the remaining 11.375% Senior Discount Notes ("Holdings Discount Notes"), fees payable under consulting agreements, preferred stock dividends and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service its debt and meet its contractual obligations. At April 3, 2004, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled approximately $23 million. Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $24.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.

         During the first quarter of fiscal 2004, the Company entered into a ten-year operating lease for approximately 240,000 square feet of space in an existing industrial building near its Lenexa headquarters to support the warehouse consolidation and automation initiative. Rent under the lease commenced in the third quarter of fiscal 2004. Annual rent is $730,000. The agreement provides for one ten year extension and allows the Company an option to expand into an additional 65,000 square feet of existing space during the first 5 years of the lease.

>


SEASONALITY AND INFLATION

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and third quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher college bookstore sales during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show little seasonal variations.

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



                         ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended April 3, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic
SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit Number    Description
      --------------    -----------

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

GFSI, INC.
May 7, 2004



 /s/ J. Craig Peterson
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer