Form 10-K
period 2004-07-03
GFSI INC
filed 2004-09-29
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------
                                   FORM 10-K

                      FOR ANNUAL AND TRANSACTION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED July 3, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-24189

                                  GFSI, INC.
              (Exact Name of Registrant as Specified in Charter)

            DELAWARE                                       74-2810748
--------------------------------                 ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes ( )  No (X)

The aggregate market value of the voting and non-voting stock held by non-affiliates (as defined in Rule 405) of the Registrant as of January 2, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $0.

On September 1, 2004, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                               TABLE OF CONTENTS

                                                                           Page



PART I   .....................................................................1

    Item 1 -  Business........................................................1

    Item 2 -  Properties......................................................6

    Item 3 -  Legal Proceedings...............................................6

    Item 4 -  Submission of Matters to a Vote of Security Holders.............6

PART II.......................................................................7

    Item 5 -  Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................7

    Item 6 -  Selected Financial Data.........................................7

    Item 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................8

    Item 7A - Quantitative and Qualitative Disclosures about
              Market Risk....................................................14

    Item 8 -  Consolidated Financial Statements and Supplementary Data.......15

    Item 9 -  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................37

    Item 9A - Controls and Procedures........................................37

    Item 9B - Other Information..............................................37

PART III.....................................................................38

    Item 10 - Directors and Executive Officers...............................38

    Item 11 - Executive Compensation.........................................40

    Item 12 - Security Ownership and Certain Beneficial Owners
              and Management.................................................42

    Item 13 - Certain Relationships and Related Transactions.................44

PART IV......................................................................47

    Item 14 - Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................47

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

         On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a concessionaire outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products with the National Collegiate Athletic Association ("NCAA"), Big 10 Conference, Big 12 Conference and the Atlantic Coast Conference tournament events.

         On June 25, 2001, the Company acquired 100% of the stock of Champion Products, Inc., ("Champion"). In conjunction with the acquisition of Champion, the Company entered into a 15 year licensing agreement (the "Licensing Agreement") with the seller, the Sara Lee Corporation ("Sara Lee") which permits the Company to sell decorated Champion apparel in the college bookstore, military and resort markets. Under the Licensing Agreement, the Company pays a royalty to Sara Lee based upon net sales.

         The Company operates on a 52/53 week fiscal year which ends on the Saturday nearest June 30. The fiscal year ended June 30, 2000, June 29, 2001, June 29, 2002, and June 28, 2003 each contain 52 weeks. The fiscal year ended July 3, 2004 contains 53 weeks.

Sales Divisions and Subsidiaries

         The Company believes that it enjoys competitive advantages in its sales divisions and its subsidiaries because of its ability to quickly deliver high quality, customized products and provide excellent customer service. The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities which management believes have set the standard in the sportswear and activewear industry for product quality and response time to orders and re-orders. This allows the Company's customers to carry less inventory, increase merchandise turnover and reduce the risk of obsolete merchandise.

         Resort and Golf Divisions. The Resort and Golf divisions are leading marketers of custom logoed sportwear and activewear to over 6,500 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf courses, cruise lines and casinos.

         The Company distributes its Resort and Golf divisions products through its national sales force of approximately 65 independent sales agents. The Company believes that it is well known and respected in the resort, golf and leisure industry because of its quick turn around for new orders and re-orders, its product innovation, its quality and its high level of service.

         Corporate Division. The Corporate division markets corporate identity sportswear and activewear for use by a diverse group of corporations for incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs, dealer incentive programs as well as office casual wear and uniforms.

         The Company provides its corporate identity sportswear products to over 1,500 of the leading independent marketing companies, who in turn each employ a sales staff to service a client base. The Company employs 22 regional sales personnel who are exclusively dedicated to promoting Corporate division products. The Company believes this marketing approach leverages the sales force and marketing contacts of these independent marketing companies.

         Licensed Apparel Division. The Licensed Apparel Division includes the college bookstore business, through both the Gear for Sports(R) and Champion(R) college brands, (through a subsidiary, CC Products, Inc.) sales under professional sports team, league and event licensing agreements and sales to the military. The Company has over 3,400 active college bookstore accounts, including nearly every major college and university in the United States. The largest college bookstore accounts include the major college bookstore lease operators as well as high volume, university managed bookstores.

         The Company's professional sports team, league and event licensors include, among others, the NHL and Major League Baseball. The Company targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The Company has over 500 active professional sports related customer accounts.

         Event 1 Subsidiary. The Event 1 subsidiary was established to provide concessionaire services that create additional outlets for the Company's products. Since its inception, Event 1 has become the leading event merchandiser in the collegiate championship industry. The subsidiary has renewed and extended its agreements with the NCAA, Big 10 Conference, Big 12 Conference, the Atlantic Coast Conference, the Southeastern Conference, and various other institutions and entities.

         GFSI Canada Company. In June 2002 the Company formed GFSI Canada Company ("GFSI Canada"), a wholly owned subsidiary of GFSI, Inc. organized under the Securities Act of Nova Scotia, Canada. The Company established GFSI Canada to enable it to conduct business in Canada and reach similar markets with its existing product line. In June 2002, GFSI Canada entered into a Management Agreement with Fletcher Leisure Group Inc. ("Fletcher"), a Canadian corporation headquartered in Quebec, Canada. The Fletcher Leisure Group provides certain selling, marketing, product distribution and administrative services to GFSI Canada Company under the management agreement.

Products

         The Company's extensive product offerings include: fleecewear, outerwear, polo shirts, woven shirt, sweaters, T-shirts and bottoms, women's and other apparel items and accessories. These products are currently offered in over 1,000 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks. The Company believes that the quality and breadth of its product lines and its innovative logo designs represent competitive advantages in its markets.

         The following illustrates the attributes of the Company's current product lines:

         Fleecewear. The Company's fleecewear products represented approximately 29% of net sales for fiscal 2004. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

         T-Shirts and Bottoms. The Company's T-shirt and bottoms products represented approximately 16% of net sales for fiscal 2004. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts, shorts and pants in a variety of styles, fabrics and colors.

         Outerwear. The Company's outerwear products represented approximately 9% of net sales for fiscal 2004. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Product offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company's products also provide a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

         Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 11% of net sales for fiscal 2004. The Company's products in this category are designed to be suitable for both leisure and work-related activities with a full range of materials and styles.

         Women's. The Company's women's products represented approximately 18% of net sales for fiscal 2004. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

         Other. The Company also sells headwear, sports luggage, and a number of other miscellaneous apparel items. Event 1 also sells non-apparel items at events including basketballs, pennants and related items. Sales of "Other" items represented approximately 17% of net sales for fiscal 2004.

Design, Manufacturing and Materials Sourcing

         The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa.

         The Company's design group consists of approximately 75 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-decorated apparel ("blanks"). Most of the screen printing and the embroidery operations are performed by the Company in its Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa facilities. In addition, the Company outsources screen printing and embroidery work to independent contractors when necessary.

         All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. Most of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in Canada, Cambodia, China, Colombia, Guatemala, Honduras, Hong Kong, Indonesia, Korea, Malaysia, Mexico, Peru, Philippines, Singapore, Taiwan, Thailand and Vietnam. No foreign country has a manufacturing concentration above 20%. The Company has established contractual relationships with its independent buying agents who assist the Company in its efforts to control garment quality and delivery.

Competition

         The Company's primary competitors vary within each of its divisions and subsidiaries. In the resort and golf divisions, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the Licensed Apparel division's college bookstore market, the GEAR For Sports(R) and Champion(R) brands and their closest three competitors have traditionally held greater than 50% of the market.

         The following table sets forth the Company's primary competitors in each of its markets:

    Market                              Primary Competitors
---------------   --------------------------------------------------------
Resort and Golf   Ashworth, Callaway, Cutter & Buck and local and regional
                   competitors
Corporate         Cutter & Buck, Ashworth, Callaway, Land's End
Licensed Apparel  Jansport (VF Corp.), Cotton Exchange, Russell Athletic,
                   Nike, Majestic, Addidas and M.V. Sports

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

Employees

         The Company employs approximately 731 people at its two facilities in Lenexa, Kansas, of which approximately 100 are members of management, 234 are involved in either product design, customer service, sales support or administration and 497 are involved in manufacturing. The Company employs approximately 77 people in its Bedford, Iowa embroidery facility and 165 at its Chillicothe, Missouri screen print facility, all of which are involved in manufacturing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

Trademarks and Licenses

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

         The Company markets its products, in part, under licensing agreements. In fiscal 2004, net sales under the Company's 491 active licensing agreements totaled $88.8 million, or approximately 42% of the Company's net sales. The Company's licensing agreements are mostly with (i) high volume, university bookstores, (ii) professional sports leagues such as Major League Baseball, the NHL and PGA Tour and (iii) major sporting events such as the NCAA, U.S. Open, Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

         On July 1, 2001, the Company entered into a 15 year license agreement with Sara Lee Corporation for the exclusive use of the Champion logo and related trademarks in the licensed apparel and resort markets. Under the license agreement the Company pays a royalty to Sara Lee Corporation based upon net sales beginning in fiscal 2004. The royalty rate ranges from 3% to 6% of net sales from fiscal 2004 through fiscal 2017.

         On August 10, 2004 the Company entered into a five year license agreement with Fletcher Leisure Group, Inc. ("Fletcher") for the exclusive use of the Sunice(R) logo in the United States of America. Sunice is a brand of high performance outerwear with technical characteristics designed to be worn in inclement weather conditions. Under the agreement Fletcher will design and source the product line and the Company will pay Fletcher a royalty of 6.5% of net sales beginning in fiscal 2005. The Company plans to introduce the Sunice brand in the golf market in the spring of fiscal 2005.

Item 2 - Properties

         The Company owns three properties: its 250,000 square foot headquarters and manufacturing facility in Lenexa, Kansas, its 23,000 square foot embroidery facility located in Bedford, Iowa, and its 50,000 square foot screen print decoration facility located in Chillicothe, Missouri. Approximately 200,000 square feet of the headquarters/manufacturing facility, the embroidery facility in Bedford and the Chillicothe screen print facility are devoted to the design and manufacture of the Company's products and to customer service. The Chillicothe facility was completed and began production in fiscal 2002.

         The Company leases its 300,000 square foot Lenexa, Kansas distribution facility which was completed in 2004 under a ten year operating lease. From time to time, the Company leases additional warehouse space under short term agreements to meet short term seasonal needs.


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


Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 3, 2004.

                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

         (a) At July 3, 2004, all common stock of the Company was held by Holdings.

              The Company's financing agreements contain restrictions on its ability to declare or pay dividends on its common stock (except certain permitted distributions to Holdings).

              There were no sales of unregistered securities covered by this report.

         (b)  Not applicable.

         (c)  None.

Item 6 - Selected Financial Data

         The following table presents: (i) historical operating and other data of the Company for fiscal years ended June 30, 2000, June 29, 2001, June 29, 2002, June 28, 2003, and July 3, 2004; and (ii) balance sheet data as of June 30, 2000, June 29, 2001, June 29, 2002, June 28, 2003, and July 3, 2004. The
historical financial statements for the Company for fiscal 2000 have been audited by Deloitte & Touche LLP. The historical financial statements for the Company for fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The historical financial statements for the Company for fiscal 2002, 2003 and 2004 have been audited by KPMG LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended June 30, 2000, June 29, 2001, and June 29, 2002 to conform to the July 3, 2004 presentation.

                                                                          Fiscal Years Ended (3)
                                                       ---------------------------------------------------------------
                                                                          (Dollars in thousands)
                                                        June 30,     June 29,     June 29,    June 28,      July 4,
                                                          2000         2001         2002        2003         2004
                                                       ----------   ----------   ----------  ----------   ----------
Statements of Operations Data:
  Net sales.......................................     $ 205,500    $ 185,305    $ 197,250   $ 209,273    $ 192,784
  Gross profit....................................        79,326       70,726       73,627      78,155       77,090
  Operating expenses (1)..........................        48,093       49,998       50,933      53,940       52,227
                                                       ----------   ----------   ----------  ----------   ---------
  Operating income................................        31,233       20,728       22,694      24,215       24,863
  Other, principally interest.....................       (17,450)     (16,247)     (15,725)    (14,848)     (15,100)
  Gain on sale of property, plant and equipment (2)          --            --          --           --          937
  Loss on early extinguishment of debt............           --            --         (994)         --           --
                                                       ----------   ----------   ----------  ----------   ---------
  Income before taxes.............................        13,783        4,481        5,975       9,367       10,700
  Income tax expense..............................        (5,177)      (1,630)      (2,331)     (3,653)      (4,170)
                                                       ----------   ----------   ----------  ----------   ---------
  Net income......................................     $   8,606    $   2,851    $   3,644   $   5,714    $   6,530
                                                       ==========   ==========   ==========  ==========   ==========
Balance Sheet Data (as of period end):
  Cash and cash equivalents.......................     $   1,446    $   5,309    $     313   $   1,387    $     911
  Total assets....................................        99,179       93,567      105,336     113,784      107,287
  Long-term debt (including current portion)......       167,309      152,341      156,309     158,963      160,819
  Total stockholders' equity (deficiency).........       (86,809)     (83,137)     (79,645)    (74,073)     (89,936)
Other Data:
  Cash flows from operating activities............     $   3,555    $  21,547    $  (3,711)  $  11,891    $  14,869
  Cash flows from investing activities............        (1,937)      (8,412)      (4,189)     (3,325)      (4,663)
  Cash flows from financing activities............       (10,436)      (9,272)       2,904      (7,674)     (10,712)
  Depreciation and amortization...................         3,235        3,046        4,095       4,137        2,799
  Capital expenditures............................         1,998        1,787        4,203       3,369        7,466

(1) Operating expenses for fiscal 2001 include $836 of restructuring charges, $1,110 of pre-acquisition integration costs related to the acquisition of Champion and a $630 gain on the sale of Tandem Marketing division.

(2) In fiscal 2004 the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2,800. The Company recorded a pre-tax gain on the sale of approximately $900 in fiscal 2004.

(3) The Company's fiscal year ends on the Saturday closest to June 30, which results in a 53 week year from time to time. Fiscal years 2000, 2001, 2002 and 2003 were comprised of 52 week periods. Fiscal year 2004 was a 53 week period.

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

         Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

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

Results of Operations

         The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 2004, 2003 and 2002:

                                                  Fiscal Year Ended
                                             ----------------------------
                                             July 3,   June 28,  June 29,
                                              2004       2003      2002
                                             -------   -------   --------

Net sales..................................   100.0%    100.0%    100.0%
Gross profit...............................    40.0      37.3      37.3
Operating income...........................    12.9      11.6      11.5


        Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. Management believes the effect of the additional week of operations was not significant.


Fiscal year ended July 3, 2004 compared to fiscal year ended June 28, 2003

         Net Sales. Net sales in fiscal 2004 decreased 8% to $192.8 million from $209.3 million in fiscal 2003. The $16.5 million decrease in net sales was due to reduced sales of Gear for Sports(R) ("Gear") branded products while sales of Champion Custom Products ("CCP") continued to grow. The sales decrease related to Gear branded products was broad based. Sales to the college bookstores and corporate customers decreased the most. These two businesses declined by 22% or $14.2 million in comparison to last year. Management believes that Gear's bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Reductions in corporate discretionary spending on marketing and employee incentive programs by customers have negatively affected Gear's Corporate Division. Net sales of CCP licensed products increased 11% over fiscal 2003 to $67.2 million. CCP licensed products are more moderately priced as compared to Gear's products. Management has lowered pricing and changed suppliers for the Gear fiscal 2005 product offerings to address this trend in consumer behavior.

         Gross Profit. Gross profit for fiscal 2004 decreased 1% to $77.0 million from $78.2 million last year. Lower net sales created the decrease in gross profit from last year. Gross profit as a percentage of fiscal 2004 net sales was 40.0% compared to 37.3% last year. The benefits of changing suppliers to obtain a lower cost of product and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

         Operating Expenses. Operating expenses for fiscal 2004 decreased 3.2% to $52.2 million from $53.9 million last year. Beginning in fiscal 2004, the Company paid a 3% royalty on the net sales of Champion branded apparel under its license agreement with Sara Lee Corporation ("Sara Lee"). Lower direct sales expenses and spending controls over general and administrative costs offset the additional cost of the Sara Lee royalty. Operating expenses as a percentage of net sales were 27.1% compared to 25.8% last year. Operating expenses when divided by lower sales created the increase in operating expenses as a percentage of net sales in comparison to last year. The royalty payable to Sara Lee on Champion branded apparel increases to 4% beginning in fiscal 2005 and ranges from 5% to 6% from fiscal 2006 through fiscal 2017.

         Operating Income. Operating income increased 3% to $24.9 million in fiscal 2004 from $24.2 million in fiscal 2003. Operating income as a percentage of net sales increased to 12.9% in fiscal 2004 from 11.6% in fiscal 2003. The increase in operating income as a percentage of sales over fiscal 2003 resulted from higher gross profit on a lower sales volume.

         Interest Expense. Interest expense in fiscal 2004 was $15.1 million, $228,000 more than the comparable period last year. The increase in interest expense was principally due to fiscal 2004 consisting of 53 weeks of interest costs compared to 52 weeks in fiscal 2003.

         Gain on sale of property, plant and equipment. During fiscal 2004, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income. The facility was sold as part of a warehouse consolidation and automation initiative which combined distribution operations into a larger, renovated facility and eliminated several smaller warehouses.

         Net Income. Net income for fiscal 2004 was $6.5 million, compared to $5.7 million in fiscal 2003. Higher operating income and the gain on the sale of the distribution facility combined to create the increase in net income over last year.

Fiscal year ended June 28, 2003 compared to fiscal year ended June 29, 2002

         Net Sales. Net sales in fiscal 2003 increased 6% to $209.3 million from $197.3 million in fiscal 2002. The increase in net sales was due to strong growth from college bookstore sales, which was fueled by a 40% increase in revenue from CCP to $60.9 million. The net sales increase from CCP was partially offset by a 18% decline in Corporate Division sales. Net sales for CCP in fiscal 2003 were $17.5 million greater than last year while Corporate Division sales were $5.3 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate Division.

         Gross Profit. Gross profit for fiscal 2003 increased 6% to $78.2 million from $73.6 million in fiscal 2002. Gross profit as a percentage of fiscal 2003 net sales was 37.3%, approximately the same as fiscal 2002.

         Operating Expenses. Operating expenses for fiscal 2003 increased 6% to $53.9 million from $50.9 million fiscal 2002. Higher sales created the increase in operating expenses. Operating expenses as a percentage of net sales were 25.8% for fiscal 2003 and fiscal 2002. The favorable impact of cost control measures offset the higher royalty and distribution channel costs attributable to increased college bookstore sales.

         Operating Income. Operating income increased 7% to $24.2 million in fiscal 2003 from $22.7 million in fiscal 2002. Operating income as a percentage of net sales increased to 11.6% in fiscal 2003 from 11.5% in fiscal 2002. Cost control measures combined with higher sales resulted in the increase in operating income as a percentage of sales.

         Interest Expense. Interest expense in fiscal 2003 was $14.9 million, $875,000 less than fiscal 2002. The decrease in interest expense was due to lower interest rates in comparison to fiscal 2002.

         Loss on Early Extinguishment of Debt. In fiscal 2002, the Company entered into a $65 million Revolving Bank Credit Agreement ("RBCA") and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded to write off deferred debt origination costs related to the previous bank credit facility.

         Net Income (Loss). Net income for fiscal 2003 was $5.7 million, compared to $3.6 million in fiscal 2002. Improved operating income, the decrease in interest expense and the absence of the loss on early extinguishment of debt all combined to create the $2.1 million increase in net income over fiscal 2002.

Liquidity and Capital Resources

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the
"Recapitalization") and extended the term of the RBCA by one year to January 15, 2006.

         In September 2003, Company management formed a Delaware limited liability company named Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("11.375% Notes") with an aggregate principal amount at maturity of approximately $30.5 million (the "Contributed Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Notes it received from Gearcap to the Company as a capital contribution. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

         In September 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the Notes as collateral under the RBCA.

         When combined with the 11.375% Notes previously acquired by the Company in fiscal 2003, the Company had acquired 11.375% Notes with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes and elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the Notes.

         During fiscal 2004 the Company declared a dividend to Holdings in the form of 11.375% Notes and distributed those 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit Holdings to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes.

         The Company's and Gearcap's purchase of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to retire the Notes from $108 million to $24 million. Additionally, the purchases of the 11.375% Notes has reduced the Company's future cash dividend obligation to Holdings to enable it to pay interest on the 11.375% Notes (commencing in March 2005) from $12.3 million to $2.7 million annually.

         Cash provided by (used in) operating activities in fiscal 2004, 2003 and 2002 was $14.9 million, $11.9 million, and ($3.7) million, respectively. Higher net income and accounts payable related to inventory purchases created the increase in cash provided by operating activities between fiscal 2004 and fiscal 2003. Higher net income and reduced inventories created the change in cash provided (used in) operating activities between fiscal 2003 and fiscal 2002.

         Cash used in investing activities for fiscal 2004, 2003 and 2002 was $4.7 million, $3.3 million, and $4.2 million, respectively. The $2.8 million in proceeds from the sale of the Lenexa distribution facility in fiscal 2004 partially offset the $7.5 million in capital expenditures which were primarily related to the warehouse automation and consolidation and information technology projects in fiscal 2004. Cash used in investing activities in fiscal 2003 and fiscal 2002 was principally related to capital expenditures associated with the construction of a new garment decoration facility in Chillicothe, Missouri. Capital expenditures in fiscal 2005 are expected to be about $3.5 million.

         Cash provided by (used in) financing activities for fiscal 2004, 2003 and 2002 was $(10.7) million, $(7.7) million, and $2.9 million, respectively. The $10.7 million used in financing activites in fiscal 2004 was principally used to repurchase parent company 11.375% Notes. The $7.7 million used in financing activities in fiscal 2003 was principally used to reduce borrowings under the Revolving Bank Credit Agreement. In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes in exchange for $24.0 million aggregate principal amount at maturity of Holdings 11.375% Senior Discount Notes ("11.375% Notes"). The net $2.9 million provided from financing activities in fiscal 2002 was created by borrowings under the Revolving Bank Credit Agreement to replace existing bank loans and to support increased working capital and equipment needs related to the acquisition of the Champion Custom Products business.

         The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At July 3, 2004, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled approximately $23.9 million. The 11.375% Notes annual cash flow requirements commence in March 2005 with semi-annual cash installments of approximately $1.4 million on March 15 and September 15 of each year. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and not paid in cash. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.

         A summary of the Company's contractual cash obligations by maturity date as of July 3, 2004 is as follows:

                                                                                                         After 5
Contractual Obligations (in thousands)                      Total      Year 1   Years 2-3   Years 4-5     Years
-----------------------                                     -----      ------   ---------   ---------     -----

  Direct cash obligations:
       Long-term debt (including capital lease
                obligations)                             $ 160,819   $    190   $ 160,214   $    163    $    252
       Inventory on open purchase orders (generally
       for delivery within 90 days)                         25,062     25,062          --         --          --
       Guaranteed minimum royalties and operating
       lease obligations                                    10,848      2,741       2,064      1,860       4,183
       Consulting and employment agreements                  2,235        325         710        240         960
                                                         ---------   --------   ---------   --------    --------
          Total direct contractual cash obligations        198,964     28,318     162,988      2,263       5,395

  Indirect cash obligations:
       GFSI Holdings, Inc.                                  73,391      1,742       6,267     36,916      28,466
                                                         ---------   --------   ---------   --------    --------
          Total direct and indirect cash obligations     $ 272,355   $ 30,060   $ 169,255   $ 39,179    $ 33,861
                                                         =========   ========   =========   ========    ========

         Under the Champion product license, the Company has guaranteed the payment of $1 million as minimum royalty payments in fiscal 2005. There are no guaranteed minimum royalty payments thereafter. It is anticipated that other product licenses with annual guaranteed minimum royalty payments and leases that expire will be renewed or replaced, and future guaranteed minimum royalty commitments and lease commitments are not expected to aggregate less than the amount shown in year 1.

         In fiscal 2002, the Company replaced its existing bank Credit Agreement by entering into a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit which matures in January 2006. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at July 3, 2004 was 3.9%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At July 3, 2004 and June 28, 2003 the Company had $1.0 million and $4.5 million in letters of credit outstanding and $31.4 million and $32.9 million in unused borrowing availability under the RBCA, respectively. The Company believes that cash flows from operating activities and borrowings under the Revolving Bank Credit Agreement will be adequate to meet short-term and future liquidity requirements prior to the maturity of the Revolving Bank Credit Agreement in fiscal 2006 although no assurance can be given in this regard.

         The RBCA is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends, providing loans and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. The RBCA requires Holdings, among other things, to maintain a minimum fixed charge coverage ratio as defined in the RBCA. At the most restrictive level, Holdings must maintain a fixed charge coverage ratio of 1.15 to 1.0. As of July 3, 2004, Holdings was in compliance with the restrictions and covenants of the RBCA.

         Indirect cash obligations include the contractual obligations of Holdings which the Company anticipates funding, to the extent that it can, provided the Company is permitted by its Revolving Bank Credit Agreement and by its 9.625% Senior Subordinated notes indentures. These obligations include payments to enable Holdings to pay interest and principal on its subordinated discount notes, fees under non-competition and management agreements and cash dividends, if any, on Holdings Preferred Stock.

Seasonality and Inflation

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2004, net sales of the Company during the first half and second half of the fiscal year were approximately 54% and 46%, respectively. The seasonality of sales is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's Resort, Golf and Corporate divisions typically show no significant seasonal variations.

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

         The Company's indirect contractual obligations to Holdings are not exposed to possible fluctuations in interest rates.

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                           Page
Report of Independent Registered Public Accounting Firm.....................16
Consolidated Balance Sheets - July 3, 2004 and June 28, 2003................17
Consolidated Statements of Income - Years Ended  July 3, 2004,
  June 28, 2003 and June 29, 2002...........................................18
Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency) - Years Ended July 3, 2004, June 28, 2003 and
  June 29, 2002.............................................................19
Consolidated Statements of Cash Flows - Years Ended July 3, 2004,
  June 28, 2003 and June 29, 2002...........................................20
Notes to Consolidated Financial Statements..................................21

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


The Board of Directors
GFSI, Inc.:

We have audited the accompanying consolidated balance sheets of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiaries (the Company) as of July 3, 2004 and June 28, 2003, and the related consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended July 3, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFSI, Inc. and subsidiaries as of July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles.



KPMG LLP

Kansas City, Missouri
August 31, 2004



                                       GFSI, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands)

                                                                                 July 3,       June 28,
                                     ASSETS                                       2004           2003
                                                                               -----------   -----------

Current assets:
  Cash and cash equivalents.................................................  $      911     $    1,387
  Accounts receivable, net of allowance for doubtful accounts of
      $637 and $906 at July 3, 2004 and June 28, 2003.......................      32,831         34,357
  Inventories, net..........................................................      45,616         42,663
  Prepaid expenses and other current assets.................................       1,667          1,323
  Deferred income taxes.....................................................       1,077          1,303
                                                                              -----------    -----------
      Total current assets..................................................      82,102         81,033

Property, plant and equipment, net..........................................      22,990         19,883

Other assets:
  Deferred financing costs, net of accumulated amortization of $5,432
      and $4,540 at July 3, 2004 and June 28, 2003..........................       2,073          2,959
  Investment in parent company bonds........................................          --          9,900
  Other.....................................................................         122              9
                                                                              -----------    -----------
                                                                                   2,195         12,868
                                                                              -----------    -----------
      Total assets..........................................................  $  107,287     $  113,784
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................................  $   12,304     $    7,843
  Accrued interest expense..................................................       4,424          4,365
  Accrued expenses..........................................................       7,245          6,151
  Income taxes payable......................................................      10,478          8,850
  Current portion of long-term debt.........................................         190            324
                                                                              -----------    -----------
      Total current liabilities.............................................      34,641         27,533

Deferred income taxes........................................................      1,501          1,194
Long-term debt, less current portion.........................................    160,629        158,639
Other long-term obligations..................................................        452            491

Commitments and contingencies................................................

Stockholders' equity (deficiency):
  Common Stock, $.01 par value, 10,000 shares authorized, one share
      issued at July 3, 2004 and June 28, 2003..............................          --             --
  Additional paid-in capital................................................      71,442         59,127
  Parent company bonds acquired.............................................     (24,995)            --
  Accumulated deficiency....................................................    (136,383)      (133,200)
                                                                               ----------    ----------
      Total stockholders' equity (deficiency)...............................     (89,936)       (74,073)
                                                                               ----------    -----------
           Total liabilities and stockholders' equity (deficiency)..........   $ 107,287     $  113,784
                                                                               ==========    ===========


                             See notes to consolidated financial statements.




                                       GFSI, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME
                                         (dollars in thousands)

                                                                            Years Ended
                                                               -------------------------------------
                                                                 July 3,      June 28,     June 29,
                                                                   2004         2003         2002
                                                               -----------  -----------  -----------

Net sales..................................................    $  192,784   $  209,273   $  197,250
Cost of sales..............................................       115,694      131,118      123,623
                                                               -----------  -----------  -----------
      Gross profit.........................................        77,090       78,155       73,627

Operating expenses:
   Selling.................................................        26,850       27,185       24,583
   General and administrative..............................        25,377       26,755       26,350
                                                               -----------  -----------  -----------
                                                                   52,227       53,940       50,933
                                                               -----------  -----------  -----------

      Operating income.....................................        24,863       24,215       22,694

Other income (expense):
   Interest expense........................................       (15,100)     (14,872)     (15,747)
   Loss on early extinguishment of debt....................            --           --         (994)
   Gain on sale of property, plant and equipment...........           937           24           22
                                                               -----------  -----------  -----------
                                                                  (14,163)     (14,848)     (16,719)
                                                               -----------  -----------  -----------
Income before income taxes.................................        10,700        9,367        5,975
Income tax expense.........................................        (4,170)      (3,653)      (2,331)
                                                               -----------  -----------  -----------
Net income.................................................    $    6,530   $    5,714   $    3,644
                                                               ===========  ===========  ===========


                             See notes to consolidated financial statements.





















                                       GFSI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                       Years Ended July 3, 2004, June 28, 2003, and June 29, 2002
                                         (dollars in thousands)

                                                                              Parent                        Total
                                             Common Stock      Additional     Company                    Stockholders'
                                          -----------------     Paid-In        Bonds       Accumulated      Equity
                                           Share   Amounts      Capital       Acquired     Deficiency    (Deficiency)
                                          ------- ---------   -----------    ----------    -----------   ------------

Balance, June 29, 2001..............           1   $    --     $  59,127      $     --      $(142,264)    $  (83,137)
   Net income.......................                                                            3,644          3,644
   Distributions to
      GFSI Holdings, Inc............                                                             (152)          (152)
                                          -------  --------    ----------     ---------    -----------    -----------
Balance, June 29, 2002..............           1        --        59,127            --       (138,772)       (79,645)
   Net income.......................                                                            5,714          5,714
   Distributions to
      GFSI Holdings, Inc............                                                             (324)          (324)
   Foreign currency translation gain                                                              182            182
                                          -------  --------    ----------     ---------    -----------    -----------
Balance, June 28, 2003                         1        --        59,127            --       (133,200)       (74,073)
   Net income.......................                                                            6,530          6,530
   Reclassification of investment
      in parent company bonds.......                                            (9,900)                       (9,900)
   Purchase of parent company bonds                                            (24,580)                      (24,580)
   Bonds contributed from
      parent company................                              12,315                                      12,315
   Dividend of bonds to
      parent company................                                             9,485         (9,485)            --
   Distributions to
      GFSI Holdings, Inc............                                                             (258)          (258)
   Foreign currency translation gain                                                               30             30
                                          -------  --------    ----------     ---------    -----------    -----------
Balance, July 3, 2004                          1   $    --     $  71,442      $(24,995)    $ (136,383)    $ ( 89,936)
                                          =======  ========    ==========     =========    ===========    ===========




                                            See notes to consolidated financial statements.





                                       GFSI, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)

                                                                                       Years Ended
                                                                      -----------------------------------------------
                                                                      July 3, 2004    June 28, 2003    June 29, 2002
                                                                      ------------    -------------    --------------

Cash flows from operating activities:
   Net income..................................................       $    6,530      $    5,714       $    3,644
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation.............................................            2,799           3,137            3,095
      Amortization of deferred financing costs.................              892             983            1,152
      Amortization of other intangibles........................               --           1,000            1,000
      Gain on sale or disposal of property, plant and
         equipment.............................................             (937)            (24)              (2)
      Deferred income taxes....................................              533              37             (424)
      Loss on early extinguishment of debt.....................               --              --              994
   Changes in operating assets and liabilities:
      Accounts receivable, net.................................            1,526          (1,731)          (9,932)
      Inventories, net.........................................           (2,953)          3,066           (7,993)
      Prepaid expenses, other current assets and other assets..             (457)            (54)            (129)
         Income taxes payable..................................            1,628           3,763            4,888
      Accounts payable, accrued expenses and other long-term
         obligations...........................................            5,308          (4,000)              (4)
                                                                     ------------    ------------      -----------
            Net cash provided by (used in) operating activities           14,869          11,891           (3,711)
                                                                     ------------    ------------      -----------
Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment........            2,803              44               14
   Purchases of property, plant and equipment..................           (7,466)         (3,369)          (4,203)
                                                                     ------------    ------------      -----------
            Net cash used in investing activities..............           (4,663)         (3,325)          (4,189)
                                                                     ------------    ------------      -----------
Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing.........            2,155          (7,535)          30,527
   Issuance of long-term debt..................................               82             450              300
   Payments on long-term debt..................................             (420)           (196)         (26,859)
   Purchase of parent company bonds............................          (12,265)             --               --
   Distributions to GFSI Holdings, Inc.........................             (258)           (324)            (152)
   Cash paid for financing costs...............................               (6)            (69)            (912)
                                                                     ------------    ------------      -----------
            Net cash provided by (used in) financing activities          (10,712)         (7,674)           2,904
                                                                     ------------    ------------      -----------
Effect of foreign exchange rate changes on cash................               30             182               --
                                                                     ------------    ------------      -----------
            Net increase (decrease) in cash and cash equivalents            (476)          1,074           (4,996)

Cash and cash equivalents,
   Beginning of period.........................................            1,387             313            5,309
                                                                     ------------    ------------      -----------
   End of period...............................................       $      911      $    1,387       $      313
                                                                     ============    ============      ===========
Supplemental cash flow information:
            Interest paid......................................       $   14,147      $   13,888       $   14,005
                                                                     ============    ============      ===========
            Income taxes paid (refunded).......................       $    1,999      $     (147)      $   (2,391)
                                                                     ============    ============      ===========
Non-cash investing and financing activities:
   Investment in parent company bonds..........................       $       --      $   (9,900)      $       --
                                                                     ============    ============      ===========
   Issuance of debt to purchase parent company bonds...........       $       --      $    9,900       $       --
                                                                     ============    ============      ===========
   Dividend of bonds to parent company.........................       $    9,485      $        --      $       --
                                                                     ============    ============      ===========
   Bonds contributed from parent company.......................       $   12,315      $        --      $       --
                                                                     ============    ============      ===========


                                            See notes to consolidated financial statements.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED JULY 3, 2004, JUNE 28, 2003 AND JUNE 29, 2002

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

         Ownership--GFSI is a wholly-owned subsidiary of GFSI Holdings, Inc. ("Holdings", or "parent company").

         Principles of Consolidation--The consolidated financial statements include the accounts of GFSI and its wholly-owned subsidiaries, Event 1, Inc., CC Products, Inc. and GFSI Canada Company. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year--The Company utilizes a 52/53 week fiscal year which ends on the Saturday nearest June 30. The fiscal year ended July 3, 2004 was a 53 week period while the fiscal years ended June 28, 2003 and June 29, 2002, each contain 52 weeks.

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

         Cost of Sales, Selling, General and Administrative Costs--Cost of sales includes the cost of blank garment acquisition, freight, decoration, warehousing, related overhead costs and shipping and handling costs to deliver product to customers.

         Selling, general and administrative expenses include sales commissions, license royalties, marketing expenses, salaries, profit sharing, technology, professional services and other similar costs.

         Cash and Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Accounts Receivable--Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Provisions for bad debt expense were $136,000, $694,000 and $547,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

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

The following is a summary of inventories at July 3, 2004 and June 28, 2003:
(in thousands)

                                                        July 3,      June 28,
                                                         2004          2003
                                                       --------     ---------
Undecorated apparel ("blanks") and supplies.........   $ 42,857     $  37,924
Work in process.....................................        314           609
Finished goods......................................      3,340         4,887
                                                       --------     ---------
                                                         46,511        43,420
Markdown allowances.................................       (895)         (757)
                                                       --------     ---------
                                                       $ 45,616     $  42,663
                                                       ========     =========


     Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials and consultants. Costs incurred prior to the final selection of software and employee training costs are charged to expense.

         Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements..................................   40 years
Software....................................................    3 years
Furniture and fixtures......................................  5-10 years

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Long-Lived Assets-- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. The Company has concluded no such impairment adjustment is required at July 3, 2004 and June 28, 2003.

         Deferred Financing Costs--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

         Advertising Costs-- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $2.0 million, $2.0 million and $1.5 million for the years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

         Income Taxes-- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The Company is a party to a tax sharing agreement with its parent, GFSI Holdings, Inc. As such, the taxable income of GFSI is included in the consolidated federal tax return and certain state income tax returns of GFSI Holdings, Inc. GFSI's income tax provision has been calculated as if GFSI would have filed separate federal and state income tax returns and income taxes payable include amounts due to the parent company under the tax sharing agreement.

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

         Segment Information-- The Company operates in one segment. Substantially all of the Company's net sales are derived from sources within the United States of America and substantially all of its assets are located within the United States of America. Sales to one customer represented approximately 13% and 12% of consolidated net sales during fiscal 2004 and fiscal 2003, respectively. No single customer represented 10% or more of consolidated net sales in fiscal 2002.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2       FINANCING AND RECAPITALIZATION

         In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes in exchange for $24.0 million aggregate principal amount at maturity of Holdings 11.375% Senior Discount Notes ("11.375% Notes"). As a result of the private placement, the Company's consolidated financial statements at June 28, 2003 included long-term debt of $9.9 million and a corresponding non-current investment in parent company bonds.

         On September 8, 2003, the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the RBCA lenders consented to the series of transactions described below (the
"Recapitalization") and extended the term of the RBCA by one year to January 15, 2006.

         In September 2003, Company management formed a Delaware limited liability company named Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $30.5 million (the "Contributed Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Notes it received from Gearcap to the Company as a capital contribution. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

         In September 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

         When combined with the 11.375% Notes acquired in December 2002, the Company had acquired 11.375% Notes with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes of Holdings and elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes.

         During fiscal 2004 the Company declared a dividend to Holdings in the form of 11.375% Notes and distributed those 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At July 3, 2004, stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the 11.375% Notes held by the Company.

         The Company's and Gearcap's purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to retire the 11.375% Notes in 2009 from $108 million to $24 million. Additionally, the purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to pay interest on the 11.375% Notes (commencing in March 2005) from $12.3 million to $2.7 million annually.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying financial statements of the Company do not reflect the impact of any push down accounting since following the Recapitalization, as described above, a substantial minority interest in Holdings common stock and the Company's existing publicly registered debt remain outstanding.


3.   PROPERTY, PLANT AND EQUIPMENT
     (in thousands)

                                                   July 3, 2004   June 28, 2003
                                                   ------------   -------------

Land............................................    $    2,290     $    2,540
Buildings and improvements......................        20,623         23,739
Furniture and fixtures..........................        25,842         21,344
                                                    ----------     ----------
                                                        48,755         47,623
Less: accumulated depreciation..................        27,278         28,469
                                                    ----------     ----------
                                                        21,477         19,154
Construction in progress........................         1,513            729
                                                    ----------     ----------
                                                     $  22,990      $  19,883
                                                    ==========     ==========

     In August 2003, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million. The Company recorded a pre-tax gain on the sale of approximately $900,000 in fiscal 2004. The facility was sold as part of a warehouse consolidation and automation initiative which combined the distribution operations from this facility and several other smaller leased warehouses. In August 2003, the Company entered into an operating lease for approximately 300,000 square feet of space in an existing industrial building near its Lenexa headquarters to support the distribution automation initiative.


4.   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of:
(in thousands)

                                                   July 3, 2004   June 28, 2003
                                                   ------------   -------------
Senior Subordinated Notes, 9.625%
  interest rate, due 2007.....................       $ 134,900      $ 134,900
Revolving Bank Credit Agreement,
  variable interest rate, due 2006............          25,147         22,992
Other.........................................             772          1,071
                                                     ---------      ---------
                                                       160,819        158,963
Less current portion..........................             190            324
                                                     ---------      ---------
                                                     $ 160,629      $ 158,639
                                                     =========      =========

     In December 2002 the Company completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Holdings' 11.375% Senior Discount Notes (the "11.375% Notes") with an accreted book value of $19.9 million.

     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued and subsequently publicly registered under an indenture with substantially identical terms as the indenture governing the 9.625% Senior Subordinated Notes. The Exchange Notes were guaranteed by each of the Company's wholly-owned subsidiaries.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit which matures in January 2006. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at July 3, 2004 was 3.9%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At July 3, 2004 and June 28, 2003 the Company had $1.0 million and $4.5 million in letters of credit outstanding and $31.4 million and $32.9 million in unused borrowing availability under the RBCA, respectively. The Company recorded a pre-tax charge of $994,000 in fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility. The Company incurred fees and expenses totaling approximately $900,000 in fiscal 2002 to close the RBCA.

         The RBCA is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends, providing loans and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. The RBCA requires Holdings, among other things, to maintain a minimum fixed charge coverage ratio as defined in the RBCA. At the most restrictive level, Holdings must maintain a fixed charge coverage ratio of 1.15 to 1.0. As of July 3, 2004, Holdings was in compliance with the restrictions and covenants of the RBCA.

         On February 27, 1997, the Company issued 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $125,000,000. Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1 each year. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at par commencing March 1, 2005.

         The Senior Subordinated Notes are senior unsecured obligations of the Company and effectively are subordinated to borrowings under the RBCA. The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of July 3, 2004, the Company was in compliance with all such covenants.

        The Senior Subordinated Notes are publicly traded over the counter. At July 3, 2004, the quoted market price for the Senior Subordinated Notes was 96/100. At July 3, 2004, the Senior Subordinated Notes estimated fair value approximated $129.5 million.

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Aggregate maturities of the Companys' long-term debt as of July 3, 2004 are as follows:
        (in thousands)

              Year
              ----
              2005..........................................    $      190
              2006..........................................        25,235
              2007..........................................       134,979
              2008..........................................            81
              2009..........................................            82
              Thereafter....................................           252
                                                                ----------
              Total                                             $  160,819
                                                                ==========

5.       COMMITMENTS AND CONTINGENCIES

         In August 2003, the Company entered into an operating lease for an existing 300,000 square foot industrial building near its Lenexa headquarters to support the distribution automation initiative. Annual rent under the ten year operating lease is approximately $924,000 and the lease provides for one ten year extension.

         Rental expense for all operating leases aggregated approximately $1.2 million, $1.2 million and $727,000 in fiscal years 2004, 2003 and 2002, respectively. It is anticipated that short-term and month to month leases that expire will be renewed or replaced.

         Future lease commitments are as follows:

              Year
              2005.......................................    $   1,144
              2006.......................................          966
              2007.......................................          930
              2008.......................................          930
              2009.......................................          930
              Thereafter.................................        4,183
                                                            ----------
              Total                                         $    9,083
                                                            ==========

        Under the Champion product license, which expires in 2017, the Company has guaranteed the payment of $1 million as minimum royalty payments in fiscal 2005. There are no guaranteed minimum royalty payments thereafter. The royalty rate ranges from 4% to 6% of net sales from fiscal 2005 through fiscal 2017. In addition, the Company has numerous other licenses with various collegiate and professional sports organizations, some of which include guaranteed royalty payments. The Company's future minimum royalty obligations total $1.6 million, $123,000, and $45,000 in fiscal years 2005, 2006 and 2007, respectively.

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

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       PROFIT SHARING AND 401(K) PLAN

         The Company has a defined contribution (401k) plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. In addition, the Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan totaled $569,000, $576,000 and $528,000 for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.




                                              GFSI, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES

         The provisions for income taxes for the years ended July 3, 2004, June 28, 2003 and June 29,
2002 consist of the following:

                                                                        July 3,       June 28,      June 29,
                                                                          2004           2003          2002
                                                                      ----------    ----------    ----------
         Current income tax provision..........................       $   3,637     $   3,616     $   2,755
         Deferred income tax provision (benefit)...............             533            37          (424)
                                                                      ----------    ----------    ----------
         Total income tax provision............................       $   4,170     $   3,653     $   2,331
                                                                      ==========    ==========    ==========



The income tax provisions differ from amounts computed at the statutory federal year ended income tax rate as follows:
                                                    July 3, 2004           June 28, 2003          June 29, 2002
                                               --------------------   --------------------   --------------------
                                                 Amount        %        Amount        %        Amount        %
                                               ----------  --------   ----------  --------   ----------  --------
Income tax provision at the statutory rate.    $  3,745      35.0%    $  3,278      35.0%    $  2,091      35.0%
Effect of state income taxes, net of
   federal benefit.........................         417       3.9          365       3.9          233       3.9
Other......................................           8       0.1           10       0.1            7       0.1
                                               ---------   -------    ---------   -------    ---------   --------
                                               $  4,170      39.0%    $  3,653      39.0%    $  2,331      39.0%
                                               =========   =======    =========   =======    =========   ========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of July 3, 2004 and June 28, 2003, along with the income tax effect of each, were as follows:

                                                                   July 3, 2004                June 28, 2003
                                                                Deferred Income Tax         Deferred Income Tax
                                                              Assets     Liabilities      Assets     Liabilities
Allowance for doubtful accounts.......................       $    248     $     --       $    352     $     --
Property, plant, and equipment........................             --        1,620             --        1,549
Accrued expenses......................................            374           --            392           --
Other assets, non current.............................            624           --            676           --
Other.................................................            158          208            390          152
                                                             ---------    ---------      ---------    ---------
Total.................................................       $  1,404     $  1,828       $  1,810     $  1,701
                                                             =========    =========      =========    =========

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

         The following summarizes the estimated fair value of financial instruments, by type:
         (in thousands)

                                            July 3, 2004                   June 28, 2003
                                      ------------------------       -------------------------
                                       Carrying        Fair           Carrying         Fair
                                        Amount         Value           Amount          Value
                                      -----------  -----------       -----------  ------------
Assets and liabilities:
Cash and cash equivalents............ $      911    $      911       $    1,387    $    1,387
Accounts receivable..................     32,831        32,831           34,357        34,357
Accounts payable.....................     12,304        12,304            7,843         7,843
Long-term debt.......................    160,819       155,423          158,963       134,682


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

                          GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       RELATED PARTY TRANSACTIONS

         In September 2003 Holdings entered into a management agreement (the "2003 Management Agreement") with Gearcap under which Gearcap began providing certain services to Holdings and its affiliates. Under the agreement, Larry D. Graveel, Michael H. Gary and J. Craig Peterson (each one a director and officer of the Company and Holdings and a beneficial stockholder of Holdings) ceased to be employed by the Company and became employed by Gearcap. Gearcap incurs salary expenses and life insurance costs on the executives and certain financing costs related to the purchase of the 11.375% Notes. The 2003 Management Agreement has a 10 year term. The agreement provides for monthly payment of fees and contains a provision for an annual adjustment in fees each September 1 based upon planned services. Annual payments to Gearcap cannot exceed $3 million without the consent of The Jordan Company Management Corporation. Payments to Gearcap under the 2003 Management Agreement totaled approximately $1.3 million in fiscal 2004.

         The Jordan Company Management Corporation has an agreement through February 2007 to render services to Holdings and its subsidiaries including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In September 2003 the agreement was amended to reduce the fees payable under the agreement to $100,000 annually. The Company incurred consulting fees totaling $200,000, $500,000 and $500,000 for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

         The Company has employment agreements with Robert M. Wolff, Chairman and Chief Executive Officer, a Director and a stockholder of Holdings. The terms of the employment agreements provide for Mr. Wolff to serve as Chairman of the Company in exchange for a base salary and other employee benefits through 2016. Under the terms of the employment agreements, Mr. Wolff received an annual salary of $232,000, $212,000, and $195,000, and use of a Company vehicle for the years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

         Holdings has a non-competition agreement with Mr. Wolff. In exchange for the covenant not to compete, Mr. Wolff is paid $250,000 per annum for a period of ten years. For each of the years ended, July 3, 2004, June 28, 2003 and June 29, 2002, $250,000 of expense related to this agreement was included in general and administrative expenses.

         The Company, as permitted by its debt agreements, anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At July 3, 2004, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled approximately $23.9 million. The 11.375% Notes annual cash flow requirements commence in March 2005 with semi-annual cash installments of approximately $1.4 million on March 15 and September 15 of each year. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and not paid in cash. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.




                                              GFSI, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to
SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by the Company.
The subsidiary guarantees of the Company's debts are full and unconditional and joint and several.

As of July 3, 2004 (in thousands):

                                                                   Parent         Subsidiary      Consolidating    Consolidated
                                                                   Obligor        Guarantors       Adjustments      GFSI, Inc.
                                                                ------------     ------------    ---------------   -------------
Assets:
   Current assets:
      Cash and cash equivalents                                 $       870       $       41      $        --      $       911
      Accounts receivable, net                                       18,978           27,338          (13,485)          32,831
      Inventories, net                                               42,724            2,892               --           45,616
      Prepaid expenses and other current assets                       1,453              214               --            1,667
      Deferred income taxes                                           1,077               --               --            1,077
                                                                ------------      -----------     ------------      -----------
      Total current assets                                           65,102           30,485          (13,485)          82,102
   Investment in equity of subsidiaries                              27,791               --          (27,791)              --
   Property, plant and equipment, net                                22,799              191               --           22,990
   Other assets                                                       2,842             (647)              --            2,195
                                                                ------------      -----------     ------------      -----------
      Total assets                                              $   118,534       $   30,029      $   (41,276)     $   107,287
                                                                ============      ===========     ============      ===========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                          $    25,261       $      528      $   (13,485)     $    12,304
      Accrued interest expense                                        4,424               --               --            4,424
      Accrued expenses                                                5,414            1,831               --            7,245
      Income taxes payable                                           10,599             (121)              --           10,478
      Current portion of long-term debt                                 190               --               --              190
                                                                ------------      -----------     ------------      -----------
      Total current liabilities                                      45,888            2,238          (13,485)          34,641
   Deferred income taxes                                              1,501               --               --            1,501
   Other long-term obligations                                          452               --               --              452
   Long-term debt, less current portion                             160,629               --               --          160,629
   Stockholders' equity (deficiency)                                (89,936)          27,791          (27,791)         (89,936)
                                                                ------------      -----------     ------------     -----------
      Total liabilities and stockholders' equity (deficiency)   $   118,534       $   30,029      $   (41,276)     $   107,287
                                                                ============      ===========     ============     ===========





                                                  GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended July 3, 2004 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
Net sales                                                      $   115,818      $  81,596      $    (4,630)      $   192,784

Cost of sales                                                       73,206         47,118           (4,630)          115,694
Selling expenses                                                    13,746         13,104               --            26,850
General and administrative expense                                  21,104          4,273               --            25,377
                                                               ------------     ----------     ------------      ------------
      Total costs and expenses                                     108,056         64,495           (4,630)          167,921
                                                               ------------     ----------     ------------      ------------
      Operating income                                               7,762         17,101               --            24,863

Equity in net earnings of subsidiaries                              10,428             --          (10,428)               --
Interest expense                                                   (15,094)            (9)               3           (15,100)
Other, net                                                             942             (2)              (3)              937
                                                               ------------     ----------     ------------      ------------
Income before income taxes                                           4,038         17,090          (10,428)           10,700
Income tax (expense) benefit                                         2,492         (6,662)              --            (4,170)
                                                               ------------     ----------     ------------      ------------
Net income                                                     $     6,530      $  10,428      $   (10,428)      $     6,530
                                                               ============     ==========     ============      ============


Year ended July 3, 2004 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------

Net cash flows provided by (used in) operating activities      $    14,573      $     296      $        --       $    14,869

Cash flows from investing activities:
   Intercompany loan                                                   338             --             (338)               --
   Purchases of property, plant and equipment                       (4,652)           (11)              --            (4,663)
                                                               ------------    -----------    -------------     -------------
   Net cash flows used in investing activities                      (4,314)           (11)            (338)           (4,663)
                                                               ------------    -----------    -------------     -------------

Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing               2,155             --               --             2,155
   Purchase of parent company bonds                                (12,265)            --               --           (12,265)
   Payments on long-term debt                                         (420)            --               --              (420)
   Intercompany loan                                                    --           (338)             338                --
   Cash paid for financing costs                                        (6)            --               --                (6)
   Issuance of long-term debt                                           82             --               --                82
   Distributions to GFSI Holdings, Inc.                               (258)            --               --              (258)
                                                               ------------    -----------    -------------     -------------
      Net cash provided by (used in) financing activities          (10,712)          (338)             338           (10,712)
                                                               ------------    -----------    -------------     -------------

Effect of foreign exchange rate changes on cash                         --             30               --                30
                                                               ------------    -----------    -------------     -------------
   Net change in cash and cash equivalents:                           (453)           (23)              --              (476)
   Cash and cash equivalents at beginning of period                  1,323             64               --             1,387
                                                               ------------    -----------    -------------     -------------
   Cash and cash equivalents end of period                     $       870      $      41      $        --       $       911
                                                               ============    ===========    =============     =============






                                                  GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of June 28, 2003 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
Assets:
   Current assets:
      Cash and cash equivalents                                $     1,323      $       64     $        --       $    1,387
      Accounts receivable, net                                      25,027          15,300          (5,970)          34,357
      Inventories, net                                              38,367           4,296              --           42,663
      Prepaid expenses and other current assets                      1,198             125              --            1,323
      Deferred income taxes                                          1,303              --              --            1,303
                                                               ------------    ------------    ------------     ------------
      Total current assets                                          67,218          19,785          (5,970)          81,033
   Investment in equity of subsidiaries                             17,331              --         (17,331)              --
   Property, plant and equipment, net                               19,624             259              --           19,883
   Investment in parent company bonds                                9,900              --              --            9,900
   Other assets                                                      3,957            (987)             (2)           2,968
                                                               ------------    ------------    ------------     ------------
      Total assets                                             $   118,030      $   19,057     $   (23,303)      $  113,784
                                                               ============    ============    ============     ============
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                         $    13,263      $      550     $    (5,970)      $    7,843
      Accrued interest expense                                       4,365              --              --            4,365
      Accrued expenses                                               4,877           1,274              --            6,151
      Income taxes payable                                           8,948             (98)             --            8,850
      Current portion of long-term debt                                324              --              --              324
                                                               ------------    ------------    ------------     ------------
      Total current liabilities                                     31,777           1,726          (5,970)          27,533
   Deferred income taxes                                             1,194              --              --            1,194
   Other long-term obligations                                         491              --              --              491
   Long-term debt, less current portion                            158,639              --              --          158,639
   Stockholders' equity (deficiency)                               (74,071)         17,331         (17,333)         (74,073)
                                                               ------------    ------------    ------------     ------------
      Total liabilities and stockholders' equity (deficiency)  $   118,030      $   19,057     $   (23,303)      $  113,784
                                                               ============    ============    ============     ============







                                                  GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 28, 2003 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
Net sales                                                      $   139,980     $  74,128      $    (4,835)      $   209,273

Cost of sales                                                       90,574        45,379           (4,835)          131,118
Selling expenses                                                    16,637        10,548               --            27,185
General and administrative expense                                  22,319         4,436               --            26,755
                                                               ------------     ---------     ------------      ------------
      Total costs and expenses                                     129,530        60,363           (4,835)          185,058
                                                               ------------     ---------     ------------      ------------
      Operating income                                              10,450        13,765               --            24,215
Equity in net earnings of subsidiaries                               8,373            --           (8,373)               --
Interest expense                                                   (14,833)          (39)              --           (14,872)
Other, net                                                              24            --               --                24
                                                               ------------     ---------     ------------      ------------
Income before income taxes                                           4,014        13,726           (8,373)            9,367
Income tax (expense) benefit                                         1,700        (5,353)              --            (3,653)
                                                               ------------     ---------     ------------      ------------
Net income                                                     $     5,714     $   8,373      $    (8,373)      $     5,714
                                                               ============     =========     ============      ============


Year ended June 28, 2003 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
Net cash flows provided by (used in) operating activities       $   12,908     $   (1,017)    $        --       $   11,891

Cash flows from investing activities:
   Intercompany loan                                                  (991)            --             991               --
   Purchases of property, plant and equipment, net                  (3,254)           (71)             --           (3,325)
                                                                -----------    -----------    ------------      -----------
   Net cash flows used in investing activities                      (4,245)           (71)            991           (3,325)
                                                                -----------    -----------    ------------      -----------

Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing              (7,535)            --              --           (7,535)
   Payments on long-term debt                                         (196)            --              --             (196)
   Intercompany loan                                                    --            991            (991)              --
   Cash paid for financing costs                                       (69)            --              --              (69)
   Issuance of long-term debt                                          450             --              --              450
   Distributions to GFSI Holdings, Inc.                               (324)            --              --             (324)
                                                                -----------    ------------   ------------      -----------
      Net cash provided by (used in) financing activities           (7,674)           991            (991)          (7,674)
                                                                -----------    -----------    ------------      -----------

Effect of foreign exchange rate changes on cash                         --            182              --              182
                                                                ------------   ------------   ------------      -----------
   Net change in cash and cash equivalents:                            989             85              --            1,074
   Cash and cash equivalents at beginning of period                    334            (21)             --              313
                                                                -----------    -----------    ------------      -----------
   Cash and cash equivalents end of period                      $    1,323     $       64      $       --       $    1,387
                                                                ===========    ===========    ============      ===========



                                                  GFSI, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ended June 29, 2002 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
  Net sales                                                     $  145,513      $   55,705     $  (3,968)        $  197,250

  Cost of sales                                                     94,379          33,212        (3,968)           123,623
  Selling expenses                                                  16,251           8,332            --             24,583
  General and administrative expense                                21,722           4,628            --             26,350
                                                                ----------      -----------    ----------       ------------
      Total costs and expenses                                     132,352          46,172        (3,968)           174,556
                                                                ----------      -----------    ----------       ------------

      Operating income                                              13,161           9,533            --             22,694
  Equity in net earnings of subsidiaries                             5,813              --        (5,813)                --
  Interest expense                                                 (15,747)             --            --            (15,747)
  Loss on early extinguishment of debt                                (994)             --            --               (994)
  Other, net                                                            23              (1)           --                 22
                                                                ----------      -----------    ----------       ------------
  Income before income taxes                                         2,256           9,532        (5,813)             5,975
  Income tax expense (benefit)                                      (1,388)          3,719            --              2,331
                                                                ----------      -----------    ----------       ------------
  Net income                                                    $    3,644      $    5,813     $  (5,813)       $     3,644
                                                                ==========      ===========    ==========       ============

Year ended June 29, 2002 (in thousands):

                                                                 Parent        Subsidiary     Consolidating     Consolidated
                                                                 Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                               ------------    -----------    -------------     -------------
  Net cash flows provided by (used in) operating activities     $   (3,922)     $     211      $       --        $   (3,711)

  Net cash flows used in investing activities                       (3,910)          (279)             --            (4,189)

  Cash flows from financing activities:
      Net changes to revolving credit agreement borrowing           30,527             --              --            30,527
      Payments on long-term debt                                   (26,859)            --              --           (26,859)
      Cash paid for financing costs                                   (912)            --              --              (912)
      Issuance of long-term debt                                       300             --              --               300
      Distributions to GFSI Holdings, Inc.                            (152)            --              --              (152)
                                                                -----------     ----------     -----------      ------------
  Net cash provided by financing activities                          2,904             --              --             2,904
                                                                -----------     ----------     -----------      ------------
  Net decrease in cash and cash equivalents                         (4,928)           (68)             --            (4,996)
  Cash and cash equivalents at beginning of period                   5,263             46              --             5,309
                                                                -----------     ----------     -----------      ------------
  Cash and cash equivalents end of period                       $      335      $     (22)     $       --        $      313
                                                                ===========     ==========     ===========      ============


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A - Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended July 3, 2004. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

          None.

                                   PART III

Item 10 - Directors and Executive Officers

The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of the date of this annual report. The directors and officers hold the same directorships and titles with respect to Holdings.

Name                          Age    Position with Company
----                          ---    ---------------------
Robert M. Wolff               69     Chief Executive Officer and Chairman of
                                     the Board
Larry D. Graveel              55     President, Chief Operating Officer and
                                     Director
J. Craig Peterson             52     Senior Vice President, Chief Financial
                                     Officer and Director
Michael H. Gary               52     Executive Vice President, Sales
                                     Administration and Director
James R. Malseed              40     Director, President Campus Division
Jerry M. Socol                62     Director

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

         J. Craig Peterson has served as Senior Vice President and Chief Financial Officer of the Company since March 2001. Prior to that, Mr. Peterson served as Chief Financial Officer at eScout.com LLC, an on-line, internet based marketplace (2000 - 2001), Chief Financial Officer at Gold Bancshares Corp. (1999 - 2000), and Chief Financial Officer at Unitog Company, a uniform apparel manufacturer (1991 - 1998). Prior to those positions, Mr. Peterson was a partner at KPMG LLP, a public accounting firm.

         Michael H. Gary has served as Executive Vice President, Sales Administration of the Company since 1993. Prior to that, Mr. Gary held several management positions in sales administration with the Company since 1982.

         James R. Malseed has served as a director of the Company since October 2003. Mr. Malseed was recently promoted to President of the Company's Campus Division. Prior to that Mr. Malseed was President of Champion Custom Products, Inc. and has held several management positions in sales and operations with the Company since 2001. Prior to 2001 Mr. Malseed worked for the Sara Lee Corporation where he was General Manager of their Campus Division (1999 - 2001) and held several management positions with Sara Lee since 1991.

         Jerry M. Socol joined the Company as a director in August 2004. Mr. Socol is presently a consultant for Building 19 (2001-present), a retail chain, and previously held several senior management positions with Brandstamp, Inc., Fun Designs Corporation, J. Baker & Co., May Department Stores, Federated Department Stores and Marshal Field &Co. Mr. Socal is also a director of Genesis Fund.

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

         Director Compensation. Outside directors of the Company receive $25,000 and director/officers of the Company receive $20,000 per year for serving as a director of both Holdings and GFSI. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors of Holdings and GFSI.

Code of Ethics

         The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is filed as
Exhibit 14.1 to this Form 10-K.

Item 11 - Executive Compensation

         The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's executive officers for services rendered to the Company during each of the three most recent fiscal years.


                                                                                     Board of
                                              Fiscal                                 Directors
Position                                      Year         Salary       Bonus        Fees (3)         Other
--------                                      ----       ----------   ---------     -----------     ---------
Robert M. Wolff (2)                           2004       $  251,667   $      --      $  20,000      $ 257,018
   Chairman and Chief Executive Officer       2003          250,416          --         20,000        253,810
                                              2002          195,354          --         20,000        257,014

Larry D. Graveel                              2004 (5)      175,266          --         20,000         18,056
   President                                  2003          350,523          --         20,000         15,513
   Chief Operating Officer                    2002          350,727          --         20,000          4,718

J. Craig Peterson (1)                         2004 (5)      140,266          --         20,000         17,510
   Senior Vice President and                  2003          260,519      10,000         20,000         14,657
   Chief Financial Officer                    2002          250,666          --         20,000          4,043

Michael H. Gary                               2004 (5)      162,753          --         20,000         17,861
   Executive Vice President                   2003          325,519          --         20,000         14,760
                                              2002          325,669          --         20,000          9,531

James R. Malseed (4)                          2004          208,839      75,000         10,000          6,442
   President Campus Division                  2003          190,515      58,639             --         17,103
                                              2002          180,726      36,616             --         11,125


(1) During fiscal 2002 and fiscal 2003, Holdings granted J. Craig Peterson options to purchase a combined total of 50 shares of Holdings' Class A Common Stock and 88.7 shares of Holdings' Class A Preferred Stock. The options vest over a period of two years and were generally granted with an exercise price equal to the formula value at the date of grant. Management believes the formula value reasonably approximates fair value. As a portion of these grants, options for 10 Class A Common shares and 17.7 shares of the Class A Preferred Stock were awarded to Mr. Peterson at prices lower than the formula values and, accordingly, the Company recorded $2,194, $16,780 and $14,630 in compensation expense during fiscal 2004, 2003 and 2002, respectively.

(2) Other compensation for Robert M. Wolff includes $250,000 per annum paid under the Wolff Non-competition Agreement which is described more fully in
Item 13. Other compensation for Mr. Wolff and the remaining officers also includes Company contributions to the qualified 401(k) plan and vehicle reimbursement allowances.

(3) Mr. Wolff, Mr. Graveel, Mr. Peterson, Mr. Gary and Mr. Malseed each received compensation as members of the Board of Directors of GFSI Holdings, Inc. and GFSI, Inc.

(4) During fiscal 2004 and 2003, the Company granted Jim Malseed options to purchase 25 shares of Holdings' Class A Common Stock and 44.4 shares of Holdings' Class A Preferred Stock. The options vest over periods of two to five years. One of the options was granted with an exercise price lower than the formula value and, accordingly, the Company recorded $35,798 and $32,410 in compensation expense during fiscal 2004 and 2003, respectively.

(5) During fiscal 2004 Mr. Graveel, Mr. Peterson and Mr. Gary ceased to be employed by the Company and became employees of Gearcap LLC. Accordingly, fiscal 2004 salary for Mr. Graveel, Mr Peterson and Mr. Gary includes approximately six months of compensation for the period they were directly employed by the Company. The Company compensates Gearcap LLC for the services of these three executives under the 2003 Management Agreement more fully described in Item 13.

Incentive Compensation Plan

         The Company adopted an incentive compensation plan (the "Incentive Plan"), for senior executives during the fiscal 1998. The Incentive Plan provides for annual cash bonuses payable based on a percentage of EBIT (as defined in the Incentive Plan) if certain EBIT targets are met. No compensation was paid under the incentive compensation plan during fiscal 2002, fiscal 2003 and fiscal 2004.

Item 12 - Security Ownership and Certain Beneficial Owners and Management

         All of the issued and outstanding capital stock of GFSI is owned by Holdings. Holdings has common stock and four series of preferred stock issued and outstanding (the "Preferred Shares"). The table below sets forth certain information regarding beneficial ownership of the common stock of Holdings and the Preferred Shares held by (i) each of its directors and executive officers who own shares of common stock of Holdings, (ii) all directors and executive officers of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of Holdings common stock and/or Preferred Shares. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Holdings as beneficially owned by them, except as otherwise noted.


                                                                Amount of Beneficial Ownership(1)
                                                                ---------------------------------
                                                        Common Shares                      Preferred Shares
                                                        -------------                      ----------------
                                                 Number of          Percentage        Number of        Percentage
     Executive Officers and Directors:             Shares             Owned            Shares            Owned
     ---------------------------------          ------------       -----------      ------------      ------------
Robert M. Wolff (2)(3)                              60.0               0.6%             106.4             0.7%
Larry D. Graveel (2)(4)                            225.0               2.3              399.1             2.7
Michael H. Gary (2)(5)                             225.0               2.3              399.1             2.7
J. Craig Peterson (2)(6)                           100.0               1.0              177.4             1.2
James R. Malseed (7)                                60.0               0.4                2.9             0.5
All directors and executive officers
     as a group (6 persons)                        670.0               6.7            1,185.3             7.9

Other Principal Stockholders:
Gearcap LLC (8)                                  8,250.0              82.7           11,490.0            79.0
JZ Equity Partners PLC (9)                         500.0               5.0            1,445.4             9.9



(1)    Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under
       Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2004 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2004, there were 9,970 shares of common stock of Holdings issued and outstanding.

(2)    The address of each of Messrs. Wolff, Peterson, Graveel, Gary and
       Malseed is c/o GFSI, Inc., 9700 Commerce Parkway,  Lenexa,
       Kansas 66219.

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

(7) 40 shares are held Mr. Malseed and 20 shares issuable upon exercise of stock options.




(8)    The principal address of Gearcap LLC is 9700 Commerce Parkway,
       Lenexa, KS  66219.

(9)    The principal address of JZ Equity Partners PLC is c/o Jordan Zalaznick
       Capital Company, 767 Fifth Avenue, New York, NY 10153.

       GFSI Holdings, Inc. is 82.7% owned by Gearcap LLC ("Gearcap"). The table below sets forth certain information regarding beneficial ownership of the common and preferred units of Gearcap held by (i) each of the Company's directors and executive officers who own units of Gearcap, (ii) all directors and executive officers of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of Gearcap common and/or preferred units.

                                                                Amount of Beneficial Ownership(1)
                                                                ---------------------------------
                                                         Common Units                       Preferred Units
                                                         ------------                       ---------------
                                                 Number of          Percentage        Number of        Percentage
     Executive Officers and Directors:             Units              Owned             Units            Owned
     ---------------------------------          -----------        ------------      -----------      ------------
Larry D. Graveel (2)                               3,777               50.2%            3,500             12.7%
Michael H. Gary (2)                                1,942               25.8             1,800             12.7
J. Craig Peterson (2)                                998               13.3                25              5.5
James R. Malseed                                     200                2.7                 0              0.0
All directors and executive officers
     as a group (6 persons)                        6,917               92.0             5,325             37.1



(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), units not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2004 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2004, Gearcap had 7,519 common units issued and outstanding.

(2) Mr. Graveel, Mr. Gary and Mr. Peterson are each on the board of managers of Gearcap LLC.

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

         The Jordan Company. In connection with the acquisition of Winning Ways, Inc. in 1997, GFSI Holdings entered into an agreement (the "TJC Agreement") with The Jordan Company Management Corporation, an affiliate of The Jordan Company. Messrs. Jordan, Zalaznick and Caputo, were at the time directors of GFSI and are also managing directors of The Jordan Company and Messrs. Jordan and Zalaznick are the principals of The Jordan Company Management Corporation. Under the TJC Agreement, GFSI Holdings retained The Jordan Company Management Corporation to render services to GFSI, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Agreement expires in 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. For the first two years, the TJC Agreement provides for an annual consulting fee of $500,000 payable on a quarterly basis. For the remaining term of the TJC Agreement, GFSI Holdings will pay The Jordan Company Management Corporation an annual consulting fee payable on a quarterly basis equal to the higher of (a) $500,000 or (b) 1.5% of earnings before interest, taxes and amortization, provided that in years three through five of the TJC Agreement, the annual fee does not exceed $750,000 and thereafter the annual fee does not exceed $1 million. In addition, the TJC Agreement provides for payment to The Jordan Company Management Corporation of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions of sales involving GFSI Holdings or GFSI and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by GFSI Holdings or GFSI with the assistance of The Jordan Company Management Corporation. Both such fees are subject to Board of Directors approval. In September 2003 the TJC agreement was amended to reduce the fees payable under the agreement to $100,000 annually.

         2003 Management Agreement. In September 2003, Holdings entered into a management agreement (the "2003 Management Agreement") with Gearcap LLC ("Gearcap") under which Gearcap began providing certain services to Holdings and its affiliates. Under the agreement, Larry D. Graveel, Michael H. Gary and
J. Craig Peterson (each one a director and officer of the Company and Holdings and a beneficial stockholder of Holdings) ceased to be employed by the Company and became employed by Gearcap. Gearcap incurs salary expenses and life insurance costs on the executives and certain financing costs related to the purchase of the 11.375% Notes. The 2003 Management Agreement has a 10 year term. The agreement provides for monthly payment of fees and contains a provision for an annual adjustment in fees each September 1 based upon planned services. Annual payments to Gearcap cannot exceed $3 million without the consent of The Jordan Company Management Corporation. Payments to Gearcap under the 2003 Management Agreement totaled approximately $1.3 million in fiscal 2004.

         Tax Sharing Agreement. On February 27, 1997, GFSI and GFSI Holdings entered into a tax sharing agreement for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the tax sharing agreement, GFSI and each of its consolidated subsidiaries will pay to GFSI Holdings on an annual basis an amount equal to the amount of the tax liability of GFSI Holdings apportioned to GFSI and each of its consolidated subsidiaries, which, in each case, is apportioned in accordance with the ratio that GFSI Holdings' consolidated federal income attributable to GFSI or any of its consolidated subsidiaries bears to GFSI Holdings' consolidated federal income. For the years ended July 3, 2004, June 28, 2003 and June 29, 2002 payments (refunds) under this agreement aggregated approximately $1,999,000, ($147,000) and ($2,391,000), respectively.

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


                                           EXHIBIT INDEX



Exhibit
Number       Description                                                                                 Page
1            Purchase Agreements, dated February 27, 1997, by and among GFSI, Inc., Donaldson, Lufkin    *
             & Jenrette Securities Corporation and Jefferies & Company, Inc.
2.1          Agreement for Purchase and Sale of Stock, dated January 24, 1997, among GFSI Holdings,      *
             Inc., GFSI, Inc. and the Shareholders of Winning Ways, Inc.
2.2          Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated February 27, 1997,       *
             among GFSI Holdings, Inc., GFSI, Inc. and the Shareholders of Winning Ways, Inc.
2.3          Stock Purchase Agreement, dated as of April 20, 2001, by and among Sara Lee Corporation,    ***
             Champion Products, Inc. and GFSI, Inc.
2.4          First Amendment to Stock Purchase Agreement, dated June 25, 2001, by and among Sara Lee     ****
             Corporation, Champion Products, Inc, and GFSI, Inc.
3.1          Certificate of Incorporation of GFSI, Inc.                                                  *
3.2          Bylaws of GFSI, Inc.                                                                        *
4.1          Indenture, dated February 27, 1997, between GFSI, Inc. and Fleet National Bank, as Trustee  *
4.2          Global Series A Senior Subordinated Note                                                    *
4.3          Form of Global Series B Senior Subordinated Note                                            *
4.4          Registration Rights Agreement, dated February 27, 1997, by and among GFSI, Inc.,            *
             Donaldson, Lufkin & Jenrette Securities Corporation and Jefferies & Company, Inc.
4.5          Subscription and Stockholders Agreement, dated February 27, 1997, by and among GFSI, Inc.   *
             and the investors listed thereto
4.6          Deferred Limited Interest Guaranty, dated February 27, 1997 by GFSI, Inc. to MCIT PLC       *
4.7          Indenture, dated September 17, 1997, between GFSI Holdings, Inc. and State Street Bank      **
             and Trust Company, as Trustee.



Exhibit
Number       Description                                                                                 Page
4.8          Global Series A Senior Discount Note.                                                       **
4.9          Form Global Series B Senior Discount Note.                                                  **
4.10         Registration Rights Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.   **
             and Donaldson, Lufkin & Jenrette Securities Corporation.
4.11         Indenture, dated as of December 31, 2002, between GFSI, Inc.  and State Street Bank and     @@@
             Trust Company.
4.12         9-5/8% Series A Senior Subordinated Note due 2007.                                          @@@
10.1(a)      Credit Agreement, dated February 27, 1997, by and among GFSI, Inc., the lenders listed      *
             thereto and The First National Bank of Chicago, as Agent.
10.1(b)      Amendment No. 1 to Credit Agreement dated September 17, 1997 by and among GFSI, Inc., the   **
             lenders listed thereto and the First National Bank of Chicago, as agent.
10.2         Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First National      *
             Bank of Chicago, as Agent.
10.3         Trademark Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First     *
             National Bank of Chicago, as Agent.
10.4         Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases,       *
             dated February 27, 1997, by GFSI, Inc. in favor of The First National Bank of Chicago.
10.5 (a)     Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Boatmen's     *
             National Bank.
10.5 (b)     Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Hillcrest     *
             Bank.
10.6         Tax Sharing Agreement, dated February 27, 1997, between GFSI, Inc. and GFSI Holdings, Inc.  *
10.7         Management Consulting Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and   *
             TJC Management Corporation.
10.8         Employment Agreement, dated February 27, 1997, between GFSI, Inc. and Robert M. Wolff.      *
10.9         Noncompetition Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and Robert   *
             M. Wolff.
10.10        Form of Indemnification Agreement, dated February 27, 1997, between GFSI Holdings. Inc.     *
             and its director and executive officers.
10.11        Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Impact Design, Inc.  *
10.12        Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Kansas Custom        *
             Embroidery.
10.13        Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and the       *
             Management Investors.
10.14        License Agreement, dated April 1, 1994, by and between Winning Ways, Inc. and Softwear      *
             Athletics, Inc.
10.15        License Agreement, dated October 27, 1998, by and between GFSI, Inc. and  Bonmax Co., Ltd.  *
10.16        License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports     *
             Ltd.



Exhibit
Number       Description                                                                                 Page
10.17        CEBA Loan Agreement, dated April 28, 1998, by and among the Iowa Department of Economic     *
             Development, the City of Bedford and GFSI, Inc.
10.18        Employment Agreement, dated as of April 1, 2001, by and between the Company and Robert G.   ****
             Shaw.
10.19        Non-competition Agreement, dated as of April 1, 2001, by and between the Company and        ****
             Robert G. Shaw.
10.20        License Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC         ****
             Products Acquisition, Inc., CC Products, Inc. and the Company.
10.21        Supply Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC          ****
             Products Acquisition, Inc., CC Products, Inc. and the Company.
10.22        Fall 2001 Merchandise Agreement, dated as of June 25, 2001, by and among Sara Lee           ****
             Corporation, CC Products Acquisition, Inc., CC Products, Inc. and the Company.
10.23        Credit Agreement dated March 28, 2002, among the financial institutions named therein as    @
             the Lenders, and Bank of America, N.A. as the Agent and GFSI, Inc. as the Borrower.
10.24        Supplemental Employment Agreement, dated March 31, 2002 between GFSI, Inc. and Robert M.    @@
             Wolff.
10.25        Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc.  and Jefferies        @@@
             Company, Inc.
10.26        Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement, dated as     @@@
             of March 28, 2002.
10.27        Second Consent and Amendment, dated as of August 12, 2003, to the Credit Agreement, dated   @@@@
             as of March 28, 2002.
10.28        Third Consent and Amendment, dated as of September 8, 2003, to the Credit Agreement dated   @@@@
             as of March 28, 2002.
10.29        Contribution Agreement, dated as of September 26, 2003, between GFSI Holdings, Inc. and     @@@@
             GFSI, Inc.
10.30        Amendment to Management Consulting Agreement, dated as of September 26, 2003, between       @@@@
             GFSI Holdings, Inc. and TJC Management Corporation.
10.31        Management Agreement, dated as of October 1, 2003, between Gearcap LLC and GFSI Holdings,   @@@@
             Inc.
10.32        First Amendment to Third Consent and Amendment, dated as of September 30, 2003.             @@@@
10.33        First Amendment to the Second Consent and Amendment, dated June 21, 2004.
14.1         Code of Ethics
21.1         Subsidiaries of GFSI, Inc.                                                                  #
31.1         Certification of Principal Executive Officer.
31.2         Certification of Principal Financial Officer.

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



@        Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc.,filed with the
         Securities and Exchange Commission on May 10, 2002 (Commission File No. 333-24189).

@@       Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc. filed with the
         Securities and Exchange Commission on September 25, 2002 (Commission File No. 333-24189).

@@@      Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the
         Securities and Exchange Commission on February 6, 2003 (Commission File No. 333-24189).

@@@@     Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the
         Securities and Exchange Commission on November 6, 2003 (Commission File No. 333-24189).

#        Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc., filed with the
         Securities and Exchange Commission on September 25, 2003 (Commission File No. 333-24189).

(b)    Reports on Form 8-K.

         None.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2004.

                                            GFSI, INC.

                                            By:  /s/ ROBERT M. WOLF
                                            ------------------------------------
                                            Robert M. Wolff
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 2004.

     Signatures                                    Title
     ----------                                    -----

  /s/ LARRY D. GRAVEEL        President, Chief Operating Officer and a Director
-------------------------
  LARRY D. GRAVEEL

  /s/ J. CRAIG PETERSON       Senior Vice President, Chief Financial Officer
-------------------------     and a Director (Principal Financial and
  J. CRAIG PETERSON           Accounting Officer)

  /s/ MICHAEL H. GARY         Executive Vice President and a Director
-------------------------
  MICHAEL H. GARY

  /s/ JAMES R. MALSEED        President, Campus Division and a Director
-------------------------
  JAMES R. MALSEED

  /s/ JERRY M. SOCOL          Director
-------------------------
  JERRY M. SOCOL