Form 10-Q
period 2004-10-02
GFSI INC
filed 2004-11-15
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004.
                               ---------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number  333-24189
                        ---------

                                  GFSI, INC.
             ---------------------------------------------------
             (Exact name of registrant specified in its charter)


                 Delaware                            74-2810748
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                             9700 Commerce Parkway
                             Lenexa, Kansas 66219
                   ----------------------------------------
                   (Address of principal executive offices)


                                (913) 693-3200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 2004.

                         GFSI, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                    For the Quarter Ended October 2, 2004
                                    INDEX


                                                                    Page
                                                                    ----

PART I  -  FINANCIAL INFORMATION

ITEM 1  -  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets                                           3
Consolidated Statements of Income                                     4
Consolidated Statements of Cash Flows                                 5
Notes to Consolidated Financial Statements                            6

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                11

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                         16

ITEM 4 -   CONTROLS AND PROCEDURES                                   16

PART II -  OTHER INFORMATION                                         17

SIGNATURE PAGE                                                       18

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)
                                                     October 2,      July 3,
                                                        2004          2004
                                                    -----------    ----------

ASSETS
Current assets:
  Cash and cash equivalents                         $     1,291    $      911
  Accounts receivable, net                               33,641        32,831
  Inventories, net                                       46,331        45,616
  Prepaid expenses and other current assets               1,483         1,667
  Deferred income taxes                                     997         1,077
                                                    -----------    ----------
Total current assets                                     83,743        82,102
Property, plant and equipment, net                       23,379        22,990
Other assets:
  Deferred financing costs, net                           1,862         2,073
  Other                                                     124           122
                                                    -----------    ----------
Total assets                                        $   109,108    $  107,287
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current liabilities:
  Accounts payable                                  $     8,648    $   12,304
  Accrued interest expense                                1,179         4,424
  Accrued expenses                                        7,439         7,245
  Income taxes payable                                   11,839        10,478
  Current portion of long-term debt                         174           190
                                                    -----------    ----------
Total current liabilities                                29,279        34,641

Deferred income taxes                                     1,357         1,501
Other long-term obligations                                 452           452
Long-term debt, less current portion                    165,963       160,629

Stockholders' equity (deficiency):
  Common stock, $.01 par value, 10,000 shares
    authorized, one share issued
    and outstanding at October 2, 2004
    and July 3, 2004                                         --            --
  Additional paid-in capital                             71,442        71,442
  Parent company bonds acquired                         (24,995)      (24,995)
  Accumulated deficiency                               (134,390)     (136,383)
                                                    -----------    ----------
Total stockholders' deficiency                          (87,943)      (89,936)
                                                    -----------    ----------
Total liabilities and stockholders' equity
  (deficiency)                                      $   109,108    $  107,287
                                                    ===========    ==========


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                                        Quarter Ended

                                                   October 2,   September 27,
                                                     2004           2003
                                                  ----------    ------------

Net sales                                         $   53,439     $   53,818
Cost of sales                                         32,759         32,752
                                                  ----------     ----------
Gross profit                                          20,680         21,066
Operating expenses:
  Selling                                              7,357          6,773
  General and administrative                           6,013          5,982
                                                  ----------     ----------
                                                      13,370         12,755
                                                  ----------     ----------
Operating income                                       7,310          8,311
Other income (expense):
  Interest expense                                    (3,840)        (3,731)
  Gain on sale of property, plant and equipment           21            939
                                                  ----------     ----------
                                                      (3,819)        (2,792)
                                                  ----------     ----------

Income before income taxes                             3,491          5,519
Income tax expense                                     1,358          2,152
                                                  ----------     ----------
Net income                                        $    2,133     $    3,367
                                                  ==========     ==========

See notes to consolidated financial statements.


GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)
                                                                    Quarter Ended

                                                               October 2,   September 27,
                                                                  2004           2003
                                                               ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  2,133      $  3,367
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                       792           657
  Amortization of deferred financing costs                           214           253
  Gain on sale or disposal of property, plant and equipment          (20)         (939)
  Deferred income taxes                                              (64)           66
Changes in operating assets and liabilities:
  Accounts receivable, net                                          (810)       (1,028)
  Inventories, net                                                  (715)        4,924
  Prepaid expenses, other current assets and other assets            182          (153)
  Income taxes payable                                             1,361         2,078
  Accounts payable, accrued expenses and other
    long-term obligations                                         (6,707)        8,105
                                                                --------      --------
Net cash provided by (used in) operating activities               (3,634)       17,330
                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                25         2,797
  Purchases of property, plant and equipment                      (1,186)         (990)
                                                                --------      --------
Net cash provided by (used in) investing activities               (1,161)        1,807
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit agreement borrowing               5,360        (6,663)
  Purchase of parent company bonds                                    --       (12,230)
  Distributions to GFSI Holdings, Inc.                              (191)         (240)
  Issuance of long-term debt                                          --            82
  Payments on long-term debt                                         (42)          (72)
  Other                                                               (3)           (1)
                                                                --------      --------
Net cash provided by (used in) financing activities                5,124       (19,124)
                                                                --------      --------
Effect of foreign exchange rate changes on cash                       51           (17)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                 380            (4)
Cash and cash equivalents at beginning of period                     911         1,387
                                                                --------      --------
Cash and cash equivalents at end of period                      $  1,291      $  1,383
                                                                ========      ========
Supplemental cash flow information:
  Interest paid                                                 $  6,762      $  6,832
                                                                ========      ========
  Income taxes paid                                             $     64      $      9
                                                                ========      ========
Non-cash financing activities:
  Bonds contributed from parent company                         $     --      $ 12,315
                                                                ========      ========

See notes to consolidated financial statements.




                         GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               October 2, 2004


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Event 1, Inc. ("Event 1"), CC Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of July 3, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 3, 2004 included in the Company's Annual Report on Form 10-K. The Company is a wholly owned subsidiary of GFSI Holdings, Inc. ("Holdings").

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

3.   Inventories:
     -----------

     The following is a summary of inventories at October 2, 2004 and July 3, 2004:

(in thousands)                        October 2,          July 3,
                                         2004              2004
                                     -----------          -------
                                     (unaudited)

Undecorated apparel ("blanks")
  and supplies                         $ 44,678          $ 42,857
Work in process                             184               314
Finished goods                            1,864             3,340
                                       --------          --------
                                         46,726            46,511
Allowance for markdowns                    (395)             (895)
                                       --------          --------
  Total                                $ 46,331          $ 45,616
                                       ========          ========

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


As of October 2, 2004 (in thousands) (unaudited):
                                                          Parent     Subsidiary  Consolidating  Consolidated
                                                          Obligor    Guarantors   Adjustments    GFSI, Inc.
                                                         ---------   ----------  -------------  ------------
Assets:
  Current assets:
    Cash and cash equivalents                            $   1,203    $     88      $     --      $   1,291
    Accounts receivable, net                                18,660      31,686       (16,705)        33,641
    Inventories, net                                        44,338       1,993            --         46,331
    Prepaid expenses and other current assets                1,274         209            --          1,483
    Deferred income taxes                                      997          --            --            997
                                                          --------    --------      --------      ---------
      Total current assets                                  66,472      33,976       (16,705)        83,743
  Investment in equity of subsidiaries                      30,996          --       (30,996)            --
  Property, plant and equipment, net                        23,188         191            --         23,379
  Other assets                                               2,634        (648)           --          1,986
                                                          --------    --------      --------      ---------
      Total assets                                        $123,290    $ 33,519      $(47,701)     $ 109,108
                                                          ========    ========      ========      =========

Liabilities and stockholders' equity:
  Current liabilities:
    Accounts payable                                      $ 25,140    $    213      $(16,705)     $   8,648
    Accrued interest expense                                 1,179          --            --          1,179
    Accrued expenses                                         4,984       2,455            --          7,439
    Income taxes payable                                    11,984        (145)           --         11,839
    Current portion of long-term debt                          174          --            --            174
                                                          --------    --------      --------      ---------
      Total current liabilities                             43,461       2,523       (16,705)        29,279
    Deferred income taxes                                    1,357          --            --          1,357
    Other long-term obligations                                452          --            --            452
    Long-term debt, less current portion                   165,963          --            --        165,963
    Stockholders' equity (deficiency)                      (87,943)     30,996       (30,996)       (87,943)
                                                          --------    --------      --------      ---------
      Total liabilities and stockholders' equity          $123,290    $ 33,519      $(47,701)     $ 109,108
       (deficiency)                                       ========    ========      ========      =========




Quarter ended October 2, 2004 (in thousands) (unaudited):

                                                          Parent       Subsidiary    Consolidating   Consolidated
                                                          Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                         ---------     ----------    -------------   ------------
Net sales                                                $  30,573     $   22,990      $    (124)     $  53,439
    Cost of sales                                           19,465         13,418           (124)        32,759
    Selling expenses                                         3,788          3,569             --          7,357
    General and administrative expense                       5,177            836             --          6,013
                                                         ---------     ----------      ---------      ---------
        Total costs and expenses                            28,430         17,823           (124)        46,129
                                                         ---------     ----------      ---------      ---------
    Operating income                                         2,143          5,167             --          7,310
Equity in net earnings of subsidiaries                       3,154             --         (3,154)            --
Interest expense                                            (3,838)            (2)            --         (3,840)
Gain (loss) on sale of property, plant and equipment            22             (1)            --             21
                                                         ---------     ----------      ---------      ---------
Income before income taxes                                   1,481          5,164         (3,154)         3,491
Income tax expense (benefit)                                  (652)         2,010                         1,358
                                                         ---------     ----------      ---------      ---------
                                                                                              --
Net income                                               $   2,133     $    3,154      $  (3,154)     $   2,133
                                                         =========     ==========      ==========     =========





Quarter ended October 2, 2004 (in thousands) (unaudited):

                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by (used in) operating
  activities                                             $  (3,640)    $        6      $      --      $   (3,634)

Net cash flows provided by (used in) investing
  activities                                                (1,151)           (10)            --          (1,161)

Cash flows from financing activities:
  Net borrowings under revolving credit agreements           5,360             --             --           5,360
  Payments on long-term debt                                   (42)            --             --             (42)
  Distributions to GFSI Holdings, Inc.                        (191)            --             --            (191)
  Other                                                         (3)            --             --              (3)
                                                         ---------     ----------      ---------      ----------
  Net cash provided by financing activities                  5,124             --             --           5,124
                                                         ---------     ----------      ---------      ----------
  Effect of foreign exchange rate changes on cash               --             51             --              51
                                                         ---------     ----------      ---------      ----------
  Net increase in cash and cash equivalents                    333             47             --             380
  Cash and cash equivalents at beginning of period             870             41             --             911
                                                         ---------     ----------      ---------      ----------
  Cash and cash equivalents at end of period             $   1,203     $       88      $      --      $    1,291
                                                         =========     ==========      =========      ==========



As of July 3, 2004 (in thousands):                         Parent       Subsidiary    Consolidating   Consolidated
                                                           Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                         ----------     ----------    -------------   ------------
  Current assets:
    Cash and cash equivalents                            $     870      $      41      $      --      $      911
    Accounts receivable, net                                18,978         27,338        (13,485)         32,831
    Inventories, net                                        42,724          2,892             --          45,616
    Prepaid expenses and other current assets                1,453            214             --           1,667
    Deferred income taxes                                    1,077             --             --           1,077
                                                         ---------      ---------      ---------      ----------
    Total current assets                                    65,102         30,485        (13,485)         82,102
  Investment in equity of subsidiaries                      27,791             --        (27,791)             --
  Property, plant and equipment, net                        22,799            191             --          22,990
  Other assets                                               2,842           (647)                         2,195
                                                         ---------      ---------      ---------      ----------
    Total assets                                         $ 118,534      $  30,029      $ (41,276)     $  107,287
                                                         =========      =========      =========      ==========
Liabilities and stockholders' equity:
  Current liabilities:
    Accounts payable                                     $  25,261      $     528      $ (13,485)     $   12,304
    Accrued interest expense                                 4,424             --             --           4,424
    Accrued expenses                                         5,414          1,831             --           7,245
    Income taxes payable (receivable)                       10,599           (121)            --          10,478
    Current portion of long-term debt                          190             --             --             190
                                                         ---------      ---------      ---------      ----------
    Total current liabilities                               45,888          2,238        (13,485)         34,641
  Deferred income taxes                                      1,501             --             --           1,501
  Other long-term obligations                                  452             --             --             452
  Long-term debt, less current portion                     160,629             --             --         160,629
  Stockholders' equity (deficiency)                        (89,936)        27,791        (27,791)        (89,936)
                                                         ---------      ---------      ---------      ----------
    Total liabilities and stockholders' equity           $ 118,534      $  30,029      $ (41,276)     $  107,287
     (deficiency)                                        =========      =========      ==========     ==========





Quarter ended September 27, 2003 (in thousands) (audited):

                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net sales                                                $  32,118     $   21,850      $     (150)     $   53,818
 Cost of sales                                              19,751         13,151            (150)         32,752
 Selling expenses                                            3,473          3,300              --           6,773
 General and administrative expense                          5,111            871              --           5,982
                                                         ---------     ----------      ----------      ----------
   Total costs and expenses                                 28,335         17,322            (150)         45,507
                                                         ---------     ----------      ----------      ----------
 Operating income                                            3,783          4,528              --           8,311
Equity in net earnings of subsidiaries                       2,755             --          (2,755)             --
Interest expense                                            (3,729)           (12)             10          (3,731)
Gain on sale of property, plant and equipment                  949             --             (10)            939
                                                         ---------     ----------      ----------      ----------
Income before income taxes                                   3,758          4,516          (2,755)          5,519
Income tax expense                                             391          1,761              --           2,152
                                                         ---------     ----------      ----------      ----------
Net income                                               $   3,367     $    2,755      $   (2,755)     $    3,367
                                                         =========     ==========      ==========      ==========


Quarter ended September 27, 2003 (in thousands) (audited):


                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by operating activities          $  16,922      $     408      $      --       $ 17,330

Net cash flows provided by investing activities              1,807             --             --          1,807

Cash flows from financing activities:
  Net borrowings under revolving credit agreements          (6,663)            --             --         (6,663)
  Purchase of parent company bonds                         (12,230)            --             --        (12,230)
  Payments on long-term debt                                   (72)            --             --            (72)
  Repayment of intercompany debt                               375           (375)            --             --
  Issuance of long-term debt                                    82             --             --             82
  Distributions to GFSI Holdings, Inc.                        (240)            --             --           (240)
  Other                                                         (1)            --             --             (1)
                                                         ---------      ---------      ---------       --------
  Net cash used in financing activities                    (18,749)          (375)            --        (19,124)
                                                         ---------      ---------      ---------       --------
  Effect of foreign exchange rate changes on cash               --            (17)            --            (17)
                                                         ---------      ---------      ---------       --------
  Net increase (decrease) in cash and cash equivalents         (20)            16             --             (4)
  Cash and cash equivalents at beginning of period           1,323             64             --          1,387
                                                         ---------      ---------      ---------       --------
  Cash and cash equivalents end of period                $   1,303      $      80      $      --       $  1,383
                                                         =========      =========      =========       ========



5.   Financing and Recapitalization
     ------------------------------

     On October 4, 2004, the Company amended its existing $65 million Revolving Bank Credit Agreement ("RBCA"). Under the terms of amendment, the term of the credit agreement was extended by one year to January 15, 2007.

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

     When combined with 11.375% Notes previously acquired, the Company had acquired 11.375% Notes of Holdings with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes. In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings its remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At October 2, 2004 stockholders' equity (deficiency) included a reduction of $25.0 million representing the remaining acquisition cost of the 11.375% Notes held by the Company.

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



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 3, 2004. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


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

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at October 2, 2004 and July 3, 2004 were net of allowance for doubtful accounts of $577,000 and $637,000, respectively.

     Reserves for self-insurance. The Company seeks to employ cost effective risk management programs. At times the Company has elected to retain a portion of insurance risk related to workers' compensation claims which are covered under insurance programs with high deductible limits. The Company also actively pursues programs intended to effectively manage the incidence of workplace injuries. Reserves for reported but unpaid losses, as well as incurred but not reported losses, related to the retained risks are calculated based upon loss development factors, as well as other assumptions considered by management, including assumptions provided by other external professionals such as insurance brokers, consultants and carriers. The factors and assumptions used are subject to change based upon historical experience, as well as changes in expected cost trends and other factors.

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


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED OCTOBER 2, 2004 AND SEPEMBER 27, 2003

     Net Sales. Net sales for the quarter ended October 2, 2004 were $53.4 million compared to $53.8 million last year, a 1% decline. Certain customer groups produced sales gains off-set by sales declines in other areas. Sales of Champion(R) licensed products continued to experience growth of 6%. This sales increase was offset by sales decreases in Gear branded products. Sales of Gear branded products to Resort and Golf customers increased 13% over last year. This growth was offset by declines of 31% in sales to Corporate and Military customer groups. The Company expects sales in the Resort and Golf markets to soften for the remainder of fiscal 2005 due to the consequences of the recent disastrous weather in Florida, a prime winter and spring golf and resort destination.

     Gross Profit. Gross profit for the quarter ended October 2, 2004 decreased 2% to $20.7 million compared to $21.1 million last year. Gross profit as a percentage of net sales at 39% was approximately the same for both periods. The decrease in gross profit resulted from an increased volume of off-price sales. The Company is currently working to reduce its higher than desired level of inventory. The Company anticipates it will continue to move through its inventory overstocks during the second and third quarters of fiscal 2005 which may reduce gross profit as compared to last year.

     Operating Expenses. Operating expenses for the quarter ended October 2, 2004 increased 5% to $13.4 million from $12.8 million last year. Operating expenses as a percentage of net sales were 25% in the first quarter of fiscal

2005 compared to 24% last year. Operating expenses increased due to higher selling expenses. During the first quarter of fiscal 2005 the Company sold more licensed apparel at higher royalty rates than in the first quarter of fiscal 2004. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The increased royalty expense related to the Champion(R) license and other licensed apparel sales created the increase in operating expenses as a percentage of net sales in comparison to last year.

     Operating Income. Operating income decreased 12% to $7.3 million in the first quarter of fiscal 2005 compared to $8.3 million last year. Operating income as a percentage of net sales decreased to 14% in the first quarter of fiscal 2005 from 15% in the first quarter of fiscal 2004. Lower sales along with increased operating expenses created the decrease in operating income.

     Interest Expense. Interest expense in the first quarter of fiscal 2005 was $3.8 million compared to $3.7 million last year. Higher borrowings and higher interest rates created the increase in interest expense. Gain on sale of property, plant and equipment. During the first quarter of fiscal 2004, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income during the first quarter of last year. The facility was sold as part of a warehouse consolidation and automation initiative completed in fiscal 2004 which combined distribution operations into a larger, renovated facility and eliminated several smaller warehouses.

     Net Income. Net income for the first quarter of fiscal 2005 was $2.1 million compared to $3.4 million for the first quarter of fiscal 2004, a decrease of $1.3 million or 37%. The current year's decrease in operating income combined with last year's gain on the sale of the distribution facility to produce the comparative decrease in net income.


NEW LICENSE AGREEMENTS

     During the first quarter of fiscal 2005 the Company entered into license agreements for two new apparel brands. The two new brands will be targeted at the high-end casual and technical outerwear golf markets. Sales for these brands are not expected to be significant in fiscal 2005. The Company expects to incur product launch and preproduction expenses related to these brands of approximately $750,000 in the remainder of fiscal 2005.


FINANCING AND RECAPITALIZTION

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

     On September 26, 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the Notes as collateral under the RBCA.

     When combined with the 11.375% Notes previously acquired, the Company had acquired 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes. In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings its remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At October 2, 2004 stockholders' equity (deficiency) included a reduction of $25.0 million representing the remaining acquisition cost of the 11.375% Notes held by the Company.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities in the first quarter of fiscal 2005 was $3.6 million compared to cash provided by operating activities of $17.3 million last year. Higher inventory levels, lower accounts payable and lower net income produced the decrease in the first quarter's fiscal 2005 operating cash flows. Accounts payable at September 27, 2003 included $11.6 million in unpaid funds to settle the Recapitalization transaction.

     Cash used in investing activities in the first quarter of fiscal 2005 was $1.2 million compared to cash provided by investing activities of $1.8 million last year. In the first quarter of fiscal 2004, $2.8 million in proceeds were received from the sale of the Company's Lenexa distribution facility. The Company anticipates fiscal 2005 capital expenditures to approximate $3 million.

     Cash provided by financing activities in the first quarter of fiscal 2005 was $5.1 million compared to cash used in financing activities of $19.1 million in the comparable period of fiscal 2004. In the first quarter of fiscal 2005 borrowings under the Company's RBCA were used to finance higher levels of inventory. The purchase of Holdings 11.375% Notes and the repayment of bank debt was the primary use of cash in fiscal 2004.

     On October 4, 2004 the Company amended its $65 million Revolving Bank Credit Agreement ("RBCA") to extend the term of the credit agreement to January 15, 2007. Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $30.5 million was borrowed and outstanding and approximately $4.5 million was utilized for outstanding commercial and stand-by letters of credit as of October 2, 2004. At October 2, 2004, $22.0 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2007, although no assurance can be given in this regard.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At October 2, 2004, Holdings' debt to third parties totaled approximately $24.5 million. The 11.375% Notes annual cash flow requirements commence in March 2005 with semi-annual cash installments of approximately $1.4 million on March 15 and September 15 of each year.

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


                       ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended October 2, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

         Exhibit
         Number                   Description
         -------                  -----------

          31.1     Certification of Principal Executive Officer.
          31.2     Certification of Principal Financial Officer.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GFSI, INC.
November 11, 2004

        /s/ J. Craig Peterson
        ----------------------------------------------------
        J. Craig Peterson, Sr. Vice President of Finance and
        Principal Accounting Officer