Form 10-Q
period 2005-01-01
GFSI INC
filed 2005-02-15
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005.
                               ---------------

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of February 1, 2005.

                         GFSI, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                    For the Quarter Ended January 1, 2005
                                    INDEX


                                                                    Page
                                                                    ----

PART I  -  FINANCIAL INFORMATION

ITEM 1  -  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets                                           3
Consolidated Statements of Income                                     4
Consolidated Statements of Cash Flows                                 5
Notes to Consolidated Financial Statements                            6

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                11

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                         17

ITEM 4 -   CONTROLS AND PROCEDURES                                   17

PART II -  OTHER INFORMATION                                         18

SIGNATURE PAGE                                                       19

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       January 1,     July 3,
                                                                         2005          2004
                                                                     -----------    ----------
ASSETS                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                          $       745    $      911
  Accounts receivable, net                                                25,873        32,831
  Inventories, net                                                        41,063        45,616
  Prepaid expenses and other current assets                                1,793         1,667
  Deferred income taxes                                                    1,099         1,077
                                                                     -----------    ----------
Total current assets                                                      70,573        82,102
Property, plant and equipment, net                                        23,504        22,990
Other assets:
  Deferred financing costs, net                                            1,675         2,073
  Other                                                                      170           122
                                                                     -----------    ----------
Total assets                                                         $    95,922    $  107,287
                                                                     ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $     4,152    $   12,304
  Accrued interest expense                                                 4,542         4,424
  Accrued expenses                                                         7,847         7,245
  Income taxes payable                                                    11,180        10,478
  Current portion of long-term debt                                          155           190
                                                                     -----------    ----------
Total current liabilities                                                 27,876        34,641

Deferred income taxes                                                      1,432         1,501
Other long-term obligations                                                  452           452
Long-term debt, less current portion                                     154,430       160,629

Stockholders' equity (deficiency):
  Common stock, $.01 par value, 10,000 shares authorized, one share
    issued and outstanding at January 1, 2005 and July 3, 2004                --            --
  Additional paid-in capital                                              71,442        71,442
  Parent company bonds acquired                                          (24,995)      (24,995)
  Accumulated deficiency                                                (134,715)     (136,383)
                                                                     -----------    ----------
Total stockholders' deficiency                                           (88,268)      (89,936)
                                                                     -----------    ----------
Total liabilities and stockholders' equity (deficiency)              $    95,922    $  107,287
                                                                     ===========    ==========


See notes to consolidated financial statements.



GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                         Quarter Ended                Six Months Ended

                                    January 1,     January 3,     January 1,     January 3,
                                       2005           2004           2005           2004
                                    ----------     ----------     ----------     ----------

Net sales                            $ 44,161       $ 49,701       $ 97,600       $103,519

Cost of sales                          27,969         30,635         60,728         63,387
                                     --------       --------       --------       --------
Gross profit                           16,192         19,066         36,872         40,132

Operating expenses:

  Selling                               6,797          6,721         14,154         13,494

  General and administrative            6,117          6,762         12,130         12,744
                                     --------       --------       --------       --------
                                       12,914         13,483         26,284         26,238
                                     --------       --------       --------       --------
Operating income                        3,278          5,583         10,588         13,894

Other income (expense):
  Interest expense                     (3,868)        (3,975)        (7,708)        (7,706)
  Gain (loss) on sale of
   Property, plant and equipment          (18)            --              3            939
                                     --------       --------       --------       --------
                                       (3,886)        (3,975)        (7,705)        (6,767)
                                     --------       --------       --------       --------
Income (loss) before income taxes        (608)         1,608          2,883          7,127
Income tax expense (benefit)             (233)           628         (1,125)         2,780
                                     --------       --------       --------       --------
Net income (loss)                    $   (375)      $    980       $  1,758       $  4,347
                                     ========       ========       ========       ========





See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                   Six Months Ended

                                                               January 1,     January 3,
                                                                  2005           2004
                                                               ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  1,758       $  4,347
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                     1,582          1,304
  Amortization of deferred financing costs                           406            465
  Gain on sale or disposal of property, plant and equipment           --           (939)
  Deferred income taxes                                              (91)           511
Changes in operating assets and liabilities:
  Accounts receivable, net                                         6,958          6,446
  Inventories, net                                                 4,553          9,342
  Prepaid expenses, other current assets and other assets           (174)          (533)
  Income taxes payable                                               702          1,825
  Accounts payable, accrued expenses and other
    long-term obligations                                         (7,432)          (158)
                                                                --------       --------
Net cash provided by operating activities                          8,262         22,610
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                69          2,797
  Purchases of property, plant and equipment                      (2,165)        (3,219)
                                                                --------       --------
Net cash used in investing activities                             (2,096)          (422)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit agreement borrowing              (6,150)       (10,722)
  Purchase of parent company bonds                                    --        (12,265)
  Distributions to GFSI Holdings, Inc.                              (191)          (258)
  Issuance of long-term debt                                          --             82
  Payments on long-term debt                                         (84)          (148)
  Other                                                               (8)            (1)
                                                                --------       --------
Net cash used in financing activities                             (6,433)       (23,312)
                                                                --------       --------
Effect of foreign exchange rate changes on cash                      101             33
                                                                --------       --------
Net decrease in cash and cash equivalents                           (166)        (1,091)
Cash and cash equivalents at beginning of period                     911          1,387
                                                                --------       --------
Cash and cash equivalents at end of period                      $    745       $    296
                                                                ========       ========
Supplemental cash flow information:
  Interest paid                                                 $  7,184       $  7,153
                                                                ========       ========
  Income taxes paid                                             $    366       $    445
                                                                ========       ========
Non-cash financing activities:
  Parent company bonds contributed                              $     --       $ 12,315
                                                                ========       ========

See notes to consolidated financial statements.




                         GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               January 1, 2005


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

     The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. The additional week fell in the Company's second quarter ended January 3, 2004. Both the quarter and six month fiscal periods ended January 3, 2004 have one more week of operations than the comparable periods of fiscal 2005.

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

3.   Inventories:
     -----------

     The following is a summary of inventories at January 1, 2005 and July 3, 2004:

     (in thousands)                                    January 1,      July 3,
                                                          2005          2004
                                                       ----------    ----------
                                                       (unaudited)

     Undecorated apparel ("blanks") and supplies       $  39,911     $  42,857
     Work in process                                         234           314
     Finished goods                                        1,313         3,340
                                                       ---------     ---------
                                                          41,458        46,511
     Allowance for markdowns                                (395)         (895)
                                                       ---------     ---------
        Total                                          $  41,063     $  45,616
                                                       =========     =========

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


As of January 1, 2005 (in thousands) (unaudited):
                                                                 Parent     Subsidiary  Consolidating  Consolidated
                                                                 Obligor    Guarantors   Adjustments    GFSI, Inc.
                                                                ---------   ----------  -------------  ------------
Assets:
  Current assets:
    Cash and cash equivalents                                    $    525    $    220      $     --      $     745
    Accounts receivable, net                                       14,726      34,576       (23,429)        25,873
    Inventories, net                                               39,479       1,584            --         41,063
    Prepaid expenses and other current assets                       1,582         211            --          1,793
    Deferred income taxes                                           1,099          --            --          1,099
                                                                 --------    --------      --------      ---------
      Total current assets                                         57,411      36,591       (23,429)        70,573
  Investment in equity of subsidiaries                             33,346          --       (33,346)            --
  Property, plant and equipment, net                               23,323         181            --         23,504
  Other assets                                                      2,494        (649)           --          1,845
                                                                 --------    --------      --------      ---------
      Total assets                                               $116,574    $ 36,123      $(56,775)     $  95,922
                                                                 ========    ========      ========      =========

Liabilities and stockholders' equity:
  Current liabilities:
    Accounts payable                                             $ 26,893    $    688      $(23,429)     $   4,152
    Accrued interest expense                                        4,542          --            --          4,542
    Accrued expenses                                                5,604       2,243            --          7,847
    Income taxes payable (receivable)                              11,334        (154)           --         11,180
    Current portion of long-term debt                                 155          --            --            155
                                                                 --------    --------      --------      ---------
      Total current liabilities                                    48,528       2,777       (23,429)        27,876
  Deferred income taxes                                             1,432          --            --          1,432
  Other long-term obligations                                         452          --            --            452
  Long-term debt, less current portion                            154,430          --            --        154,430
  Stockholders' equity (deficiency)                               (88,268)     33,346       (33,346)       (88,268)
                                                                 --------    --------      --------      ---------
      Total liabilities and stockholders' equity (deficiency)    $116,574    $ 36,123      $(56,775)     $  95,922
                                                                 ========    ========      ========      =========


Six months ended January 1, 2005 (in thousands) (unaudited):

                                                          Parent       Subsidiary    Consolidating   Consolidated
                                                          Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                         ---------     ----------    -------------   ------------
Net sales                                                $  55,578     $   43,594      $  (1,572)     $  97,600
Cost of sales                                               36,543         25,757         (1,572)        60,728
Selling expenses                                             7,223          6,931             --         14,154
General and administrative expense                          10,167          1,963             --         12,130
                                                         ---------     ----------      ---------      ---------
    Total costs and expenses                                53,933         34,651         (1,572)        87,012
                                                         ---------     ----------      ---------      ---------
    Operating income                                         1,645          8,943             --         10,588
Equity in net earnings of subsidiaries                       5,454             --         (5,454)            --
Interest expense                                            (7,707)            (1)            --         (7,708)
Gain on sale of property, plant and equipment                    3             --             --              3
                                                         ---------     ----------      ---------      ---------
Income (loss) before income taxes                             (605)         8,942         (5,454)         2,883
Income tax expense (benefit)                                (2,363)         3,488                         1,125
                                                         ---------     ----------      ---------      ---------
Net income                                               $   1,758     $    5,454      $  (5,454)     $   1,758
                                                         =========     ==========      =========      =========





Six months ended January 1, 2005 (in thousands) (unaudited):

                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by operating activities          $   8,173     $       89      $      --      $    8,262

Net cash flows used in investing activities                 (2,085)           (11)            --          (2,096)

Cash flows from financing activities:
  Net change in revolving credit agreements                 (6,150)            --             --          (6,150)
  Payments on long-term debt                                   (84)            --             --             (84)
  Distributions to GFSI Holdings, Inc.                        (191)            --             --            (191)
  Other                                                         (8)            --             --              (8)
                                                         ---------     ----------      ---------      ----------
Net cash provided by financing activities                   (6,433)            --             --          (6,433)
                                                         ---------     ----------      ---------      ----------
Effect of foreign exchange rate changes on cash                 --            101             --             101
                                                         ---------     ----------      ---------      ----------
Net increase (decrease) in cash and cash equivalents          (345)           179             --            (166)
Cash and cash equivalents at beginning of period               870             41             --             911
                                                         ---------     ----------      ---------      ----------
Cash and cash equivalents at end of period               $     525     $      220      $      --      $      745
                                                         =========     ==========      =========      ==========


As of July 3, 2004 (in thousands):
                                                                   Parent       Subsidiary    Consolidating   Consolidated
                                                                   Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                                 ----------     ----------    -------------   ------------
Assets:
  Current assets:
    Cash and cash equivalents                                    $     870      $      41      $      --       $      911
    Accounts receivable, net                                        18,978         27,338        (13,485)          32,831
    Inventories, net                                                42,724          2,892             --           45,616
    Prepaid expenses and other current assets                        1,453            214             --            1,667
    Deferred income taxes                                            1,077             --             --            1,077
                                                                 ---------      ---------      ---------       ----------
      Total current assets                                          65,102         30,485        (13,485)          82,102
  Investment in equity of subsidiaries                              27,791             --        (27,791)             --
  Property, plant and equipment, net                                22,799            191             --           22,990
  Other assets                                                       2,842           (647)                          2,195
                                                                 ---------      ---------      ---------       ----------
      Total assets                                               $ 118,534      $  30,029      $ (41,276)      $  107,287
                                                                 =========      =========      =========       ==========
Liabilities and stockholders' equity:
  Current liabilities:
    Accounts payable                                             $  25,261      $     528      $ (13,485)      $   12,304
    Accrued interest expense                                         4,424             --             --            4,424
    Accrued expenses                                                 5,414          1,831             --            7,245
    Income taxes payable (receivable)                               10,599           (121)            --           10,478
    Current portion of long-term debt                                  190             --             --              190
                                                                 ---------      ---------      ---------       ----------
      Total current liabilities                                     45,888          2,238        (13,485)          34,641
  Deferred income taxes                                              1,501             --             --            1,501
  Other long-term obligations                                          452             --             --              452
  Long-term debt, less current portion                             160,629             --             --          160,629
  Stockholders' equity (deficiency)                                (89,936)        27,791        (27,791)         (89,936)
                                                                 ---------      ---------      ---------       ----------
      Total liabilities and stockholders' equity (deficiency)    $ 118,534      $  30,029      $ (41,276)      $  107,287
                                                                 =========      =========      =========       ==========




Six months ended January 3, 2004 (in thousands) (unaudited):

                                                                   Parent       Subsidiary    Consolidating   Consolidated
                                                                   Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                                 ----------     ----------    -------------   ------------
Net sales                                                         $ 61,111      $  44,332      $  (1,924)      $  103,519
Cost of sales                                                       38,779         26,532         (1,924)          63,387
Selling expenses                                                     6,783          6,711             --           13,494
General and administrative expense                                  10,480          2,264             --           12,744
                                                                  --------      ---------      ---------       ----------
   Total costs and expenses                                         56,042         35,507         (1,924)          89,625
                                                                  --------      ---------      ---------       ----------
   Operating income                                                  5,069          8,825             --           13,894
Equity in net earnings of subsidiaries                               5,380             --         (5,380)              --
Interest expense                                                    (7,703)            (6)             3           (7,706)
Gain on sale of property, plant and equipment                          942             --             (3)             939
                                                                  --------      ---------      ---------       ----------
Income before income taxes                                           3,688          8,819         (5,380)           7,127
Income tax expense                                                    (659)         3,439             --            2,780
                                                                  --------      ---------      ---------       ----------
Net income                                                        $  4,347      $   5,380      $  (5,380)      $    4,347
                                                                  ========      =========      =========       ==========


Six months ended January 3, 2004 (in thousands) (audited):


                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by operating activities          $  22,191      $     419      $      --       $ 22,610

Net cash flows used in investing activities                    (45)            (2)          (375)          (422)

Cash flows from financing activities:
  Net change in revolving credit agreements                (10,722)            --             --        (10,722)
  Purchase of parent company bonds                         (12,265)            --             --        (12,265)
  Payments on long-term debt                                  (148)            --             --           (148)
  Repayment of intercompany debt                                --           (375)           375             --
  Issuance of long-term debt                                    82             --             --             82
  Distributions to GFSI Holdings, Inc.                        (258)            --             --           (258)
  Other                                                         (1)            --             --             (1)
                                                         ---------      ---------      ---------       --------
Net cash used in financing activities                      (23,312)          (375)           375        (23,312)
                                                         ---------      ---------      ---------       --------
Effect of foreign exchange rate changes on cash                 --             33             --             33
                                                         ---------      ---------      ---------       --------
Net increase (decrease) in cash and cash equivalents        (1,166)            75             --         (1,091)
Cash and cash equivalents at beginning of period             1,323             64             --          1,387
                                                         ---------      ---------      ---------       --------
Cash and cash equivalents end of period                  $     157      $     139      $      --       $    296
                                                         =========      =========      =========       ========



5.   Financing and Recapitalization
     ------------------------------

     On October 4, 2004 the Company amended its existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the term of the RBCA was extended by one year to January 15, 2007.

     In September 2003, Company management formed a Delaware limited liability company named Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("11.375% Notes") with an aggregate principal amount at maturity of approximately $30.5 million (the "Contributed Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Notes it received from Gearcap to the Company as a capital contribution. The Company pledged the Notes as collateral under the RBCA.

     In September 2003, the Company purchased Notes with an aggregate principal amount at maturity of approximately $29.5 million and an accreted book value of $26.5 million at September 27, 2003 for approximately $12.2 million. The Company pledged the 11.375% Notes as collateral under the RBCA.

     The Company had acquired 11.375% Notes of Holdings with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes. In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings its remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At January 1, 2005 stockholders' equity (deficiency) included a reduction of $25.0 million representing the remaining acquisition cost of the 11.375% Notes held by the Company.

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

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at January 1, 2005 and July 3, 2004 were net of allowance for doubtful accounts of $619,000 and $637,000, respectively.

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

     Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. The additional week fell in the Company's second quarter ended January 3, 2004. Both the quarter and six month fiscal periods ended January 3, 2004 have one more week of operations than the comparable periods of fiscal 2005. Because of the seasonal nature of the Company's business, and the timing of the additional week, which fell during the holiday period, management believes the effect of the additional week of operations was not significant.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004

     System Conversion. During the last ten days of December 2004 the Company changed out its information and technology systems. The conversion involved an upgrade to its enterprise application software as well as to its central processing hardware installed in 1998. To affect the conversion the Company idled its decoration and warehousing facilities, its international purchasing offices, its headquarters, its customer service capabilities and its automated nationwide order acquisition and processing functions. The conversion effort successfully concluded on January 2, 2005 and the Company returned to its normal operations.

     Net Sales. Net sales for the quarter ended January 1, 2005 decreased $5.5 million to $44.2 million compared to $49.7 million last year. The 11% overall decrease in net sales was broad-based across most of the Company's customer groups. The sales decline was more pronounced in Gear branded products. The Company believes its sales for December 2004 were adversely affected by the anticipation of its independent sales representatives of sales order fulfillment delays as a consequence of the Company's announced ten day idle time period to perform the information and technology systems' conversion. The amount of the sales reduction attributable to this idle time event is not reliably determinable. The Company's Golf and Resort Divisions sales were less than last year's for the quarter due to the September 2004 hurricane damage in the Southeastern United States and Caribbean Basin. The Company expects these two Divisions to be negatively affected in these primary golf and resort destination areas for the remainder of fiscal 2005. Sales to military customers declined significantly in the wake of greater overseas deployment of military personnel and reduced war effort enthusiasm. Reductions in corporate spending on marketing and employee incentive programs continued to have a negative effect on net sales of the Corporate Division which also decreased from last year.

     Gross Profit. Gross profit for the quarter ended January 1, 2005 decreased 15% to $16.2 million compared to $19.1 million last year. Gross profit as a percentage of net sales decreased to 37% for the quarter compared to 38% last year. The decrease in gross profit resulted from lower sales and the cost of idle time at the decoration and warehousing facilities to perform the information and technology systems' conversion in December 2004.

     Operating Expenses. Operating expenses for the quarter ended January 1, 2005 decreased 4% to $12.9 million from $13.5 million last year. Operating expenses as a percentage of net sales were 29% in the second quarter of fiscal 2005 compared to 27% last year. The percentage increase in operating expenses was due to lower sales and higher royalty fees. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The Company also incurred marketing and preproduction costs related to the launch of two new golf and resort brands scheduled to commence sales in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

     Operating Income. Operating income decreased 41% to $3.3 million in the second quarter of fiscal 2005 compared to $5.6 million last year. Operating income as a percentage of net sales decreased to 7% in the second quarter of fiscal 2005 from 11% in the second quarter of fiscal 2004. The decrease in operating income resulted from lower sales, the decrease in gross profit and the additional selling expense related to royalty fees and new product launches.

     Interest Expense. Interest expense in the second quarter of fiscal 2005 was $3.9 million compared to $4.0 million last year. The savings derived from having one less week in the second quarter of fiscal 2005 was partially offset by the effect of higher bank borrowings at higher interest rates in fiscal 2005.

     Net Income (loss). Net loss for the second quarter of fiscal 2005 was ($375,000) compared to net income of $980,000 for the second quarter of fiscal 2004, a decrease of $1.4 million. The decrease in operating income resulted in the decrease in net income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004

     Net Sales. Net sales for the six months ended January 1, 2005 decreased 6% to $97.6 million compared to $103.5 million last year. The decrease in net sales was due to reduced sales of Gear branded products while sales of Champion licensed products increased 1%. The Company believes year-to-date sales were adversely affected by its announced idle time to convert its information and technology systems in the second quarter. Sales of Gear branded products principally to the college bookstore and corporate customer groups decreased 10% in comparison to last year. Management believes that the Company's college bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products and enhanced sales of its more moderately priced Champion products. Sales to customers in the Company's Resort and Golf groups were hurt by the economic aftermath of the hurricane damage that took place in the Southeastern United States and the Caribbean. Sales to military customers were down due to increased overseas troop deployment and reduced war effort enthusiasm. Reductions in corporate spending on marketing and employee incentive programs have had a continuing negative effect on net sales of the Corporate Division.

     Gross Profit. Gross profit for the six months ended January 1, 2005 decreased 8% to $36.9 million compared to $40.1 million last year. Gross profit as a percentage of net sales decreased to 38% for the six month period compared to 39% last year. Gross profit as a percentage of sales decreased due to the costs of idle time at the decoration and warehousing facilities from the conversion of information technology systems in the second quarter of fiscal 2005. The gross profit percentage also declined due to excess costs related to handling and storage of inventory overstocks. The Company has been working to reduce its higher than desired inventory level with price reductions. The Company anticipates it will continue to move through its inventory overstocks during the remainder of fiscal 2005.

     Operating Expenses. Operating expenses for the six months ended January 1, 2005 were $26.3 million compared to $26.2 million as last year. Increased selling expense created the increase in operating expenses. During the first six months of fiscal 2005 the Company sold more licensed apparel at higher royalty rates than in the comparable period of fiscal 2004. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The Company also incurred marketing and preproduction costs related to the launch of two new golf and resort brands. Operating expenses as a percentage of net sales were 27% in fiscal 2005 compared to 25% last year. Lower sales, additional royalty expense and product launch costs created the increase in operating expenses as a percentage of net sales in comparison to last year.

     Operating Income. Operating income for the six months ended January 1, 2005 decreased 24% to $10.6 million compared to $13.9 million last year. Operating income as a percentage of net sales decreased to 11% in fiscal 2005 from 13% in fiscal 2004. The decrease in operating income resulted from lower sales, the decrease in gross profit and higher selling costs.

     Interest Expense. Interest expense in the first six months of fiscal 2005 was $7.7 million, the same as last year. The savings derived from having one less week in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was offset by the effect of higher bank borrowings at higher interest rates in fiscal 2005.

     Gain on Sale of Property, Plant and Equipment. During the first quarter of fiscal 2004, the Company sold its 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income. The facility was sold as part of a warehouse consolidation and automation initiative which combined distribution operations into a larger, renovated facility eliminating several smaller warehouses.

     Net Income. Net income for the first six months of fiscal 2005 was $1.8 million compared to $4.3 million last year. The decrease in operating income and last year's gain on the sale of the distribution facility resulted in the $2.6 million decrease in net income in comparison to last year.


NEW LICENSE AGREEMENTS

     During the first six months of fiscal 2005 the Company entered into license agreements for two new apparel brands. Product produced under the Robert Trent Jones License and brand will be targeted at the high-end casual sportswear resort and golf markets. Technical outerwear products produced under the Sunice License and brand will be targeted at the high-end golf market. Sales for these brands are not expected to be significant in fiscal 2005. The Company incurred $350,000 in product launch and preproduction expenses during the six months ended January 1, 2005. The Company expects to incur product launch and preproduction expenses related to these brands of approximately $500,000 during the remainder of fiscal 2005.

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

     On September 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

     The Company had acquired 78% of the issued 11.375% Notes of Holdings.
In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings its remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At January 1, 2005 stockholders' equity (deficiency) included a reduction of $25.0 million representing the remaining acquisition cost of the 11.375% Notes held by the Company.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the first six months of fiscal 2005 was $8.3 million compared to $22.6 million last year. Higher inventory levels, lower accounts payable and lower net income produced the decrease in fiscal 2005 operating cash flows compared to last year.

     Cash used in investing activities in the first six months of fiscal
2005 was $2.1 million compared to $422,000 last year. In the first six months of fiscal 2004, $2.8 million in proceeds were received from the sale of the Company's Lenexa distribution facility. The Company anticipates fiscal 2005 capital expenditures to approximate $3 million.

     Cash used in financing activities in the first six months of fiscal
2005 was $6.4 million compared to $23.3 million in the comparable period of fiscal 2004. In the first six months of fiscal 2005 cash flows from operations were used to repay bank debt under the RBCA. In the first six months of fiscal 2004 borrowings under the Company's RBCA were used to finance higher levels of inventory. The purchase of Holdings 11.375% Notes and borrowings of bank debt were the primary uses of cash in financing activities in fiscal 2004.

     On October 4, 2004 the Company amended its $65 million Revolving Bank Credit Agreement ("RBCA") to extend the term of the credit agreement to January 15, 2007. Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $19.0 million was borrowed and outstanding and approximately $3.5 million was utilized for outstanding commercial and stand-by letters of credit as of January 1, 2005. At January 1, 2005, $23.3 million was available for future borrowings under the RBCA. The

Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2007, although no assurance can be given in this regard.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At January 1, 2005, Holdings' debt to third parties totaled approximately $24.5 million. The 11.375% Notes annual cash flow requirements commence in March 2005 with semi-annual cash installments of approximately $1.4 million on March 15 and September 15 of each year. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and not paid in cash. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.


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





                       ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended January 1, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

GFSI, INC.
February 14, 2005



/s/ J. Craig Peterson
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer