Form 10-Q
period 2005-04-02
GFSI INC
filed 2005-05-05
CIK 1036327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005.
                               ---------------

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

Common stock, $0.01 par value per share - 1 share issued and outstanding as of May 1, 2005.

                         GFSI, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                    For the Quarter Ended April 2, 2005
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

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       April 2,       July 3,
                                                                         2005          2004
                                                                     -----------    ----------
ASSETS                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                          $     1,267    $      911
  Accounts receivable, net                                                24,994        32,831
  Inventories, net                                                        39,805        45,616
  Prepaid expenses and other current assets                                1,717         1,667
  Deferred income taxes                                                    1,158         1,077
                                                                     -----------    ----------
Total current assets                                                      68,941        82,102
Property, plant and equipment, net                                        23,361        22,990
Other assets:
  Deferred financing costs, net                                            1,555         2,073
  Other                                                                      171           122
                                                                     -----------    ----------
Total assets                                                         $    94,028    $  107,287
                                                                     ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $     8,556    $   12,304
  Accrued interest expense                                                 1,242         4,424
  Accrued expenses                                                         7,652         7,245
  Income taxes payable                                                    10,472        10,478
  Current portion of long-term debt                                          132           190
                                                                     -----------    ----------
Total current liabilities                                                 28,054        34,641

Deferred income taxes                                                      1,419         1,501
Other long-term obligations                                                  452           452
Long-term debt, less current portion                                     154,558       160,629

Stockholders' equity (deficiency):
  Common stock, $.01 par value, 10,000 shares authorized, one share
    issued and outstanding at April 2, 2005 and July 3, 2004                  --            --
  Additional paid-in capital                                              71,442        71,442
  Parent company bonds acquired                                          (24,995)      (24,995)
  Accumulated deficiency                                                (136,902)     (136,383)
                                                                     -----------    ----------
Total stockholders' deficiency                                           (90,455)      (89,936)
                                                                     -----------    ----------
Total liabilities and stockholders' equity (deficiency)              $    94,028    $  107,287
                                                                     ===========    ==========


See notes to consolidated financial statements.



GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                         Quarter Ended                Nine Months Ended

                                      April 2,      April 3,        April 2,      April 3,
                                       2005           2004           2005           2004
                                    ----------     ----------     ----------     ----------

Net sales                            $ 40,392       $ 37,196       $137,992       $140,715

Cost of sales                          24,201         21,776         84,929         85,163
                                     --------       --------       --------       --------
Gross profit                           16,191         15,420         53,063         55,552

Operating expenses:

  Selling                               7,341          6,447         21,495         19,941

  General and administrative            6,357          6,336         18,487         19,080
                                     --------       --------       --------       --------
                                       13,698         12,783         39,982         39,021
                                     --------       --------       --------       --------
Operating income                        2,493          2,637         13,081         16,531

Other income (expense):
  Interest expense                     (3,796)        (3,662)       (11,504)       (11,368)
  Gain (loss) on sale of
   property, plant and equipment            9            (27)            12            912
                                     --------       --------       --------       --------
                                       (3,787)        (3,689)       (11,492)       (10,456)
                                     --------       --------       --------       --------
Income (loss) before income taxes      (1,294)        (1,052)         1,589          6,075
Income tax expense (benefit)             (505)          (411)           620          2,369
                                     --------       --------       --------       --------
Net income (loss)                    $   (789)      $   (641)      $    969       $  3,706
                                     ========       ========       ========       ========





See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                  Nine Months Ended

                                                                April 2,     April 3,
                                                                  2005         2004
                                                               ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    969     $  3,706
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                     2,420        2,007
  Amortization of deferred financing costs                           604          679
  Gain on sale or disposal of property, plant and equipment          (10)        (912)
  Deferred income taxes                                             (163)         472
Changes in operating assets and liabilities:
  Accounts receivable, net                                         7,837       11,843
  Inventories, net                                                 5,811        4,727
  Prepaid expenses, other current assets and other assets            (99)        (578)
  Income taxes payable                                                (6)         273
  Accounts payable, accrued expenses and other
    long-term obligations                                         (6,522)        (222)
                                                                --------     --------
Net cash provided by operating activities                         10,841       21,995
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                79        2,797
  Purchases of property, plant and equipment                      (2,860)      (5,552)
                                                                --------     --------
Net cash used in investing activities                             (2,781)      (2,755)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit agreement borrowings             (6,002)      (6,609)
  Purchase of parent company bonds                                    --      (12,265)
  Distributions to GFSI Holdings, Inc.                            (1,584)        (258)
  Issuance of long-term debt                                          --           82
  Payments on long-term debt                                        (128)        (226)
  Other                                                              (86)          (1)
                                                                --------     --------
Net cash used in financing activities                             (7,800)     (19,277)
                                                                --------     --------
Effect of foreign exchange rate changes on cash                       96           38
                                                                --------     --------
Net increase in cash and cash equivalents                            356            1
Cash and cash equivalents at beginning of period                     911        1,387
                                                                --------     --------
Cash and cash equivalents at end of period                      $  1,267     $  1,388
                                                                ========     ========
Supplemental cash flow information:
  Interest paid                                                 $ 14,082     $ 13,853
                                                                ========     ========
  Income taxes paid                                             $    788     $  1,618
                                                                ========     ========
Non-cash financing activities:
  Parent company bonds contributed                              $     --     $ 12,315
                                                                ========     ========
  Bonds distributed to parent company                           $     --     $  9,485
                                                                ========     ========

See notes to consolidated financial statements.




                         GFSI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                April 2, 2005


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

     The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. The additional week fell in the Company's second quarter ended January 3, 2004. Therefore, the nine month fiscal period ended April 3, 2004 has one more week of operations than the comparable period of fiscal 2005.


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


3.   Inventories:
     -----------

     The following is a summary of inventories at April 2, 2005 and July 3, 2004:

     (in thousands)                                     April 2,       July 3,
                                                          2005          2004
                                                       ----------    ----------
                                                       (unaudited)

     Undecorated apparel ("blanks") and supplies       $  37,687     $  42,857
     Work in process                                         344           314
     Finished goods                                        2,219         3,340
                                                       ---------     ---------
                                                          40,250        46,511
     Allowance for markdowns                                (445)         (895)
                                                       ---------     ---------
        Total                                          $  39,805     $  45,616
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


As of April 2, 2005 (in thousands) (unaudited):
                                                                 Parent     Subsidiary  Consolidating  Consolidated
                                                                 Obligor    Guarantors   Adjustments    GFSI, Inc.
                                                                ---------   ----------  -------------  ------------
Assets:
  Current assets:
    Cash and cash equivalents                                    $  1,216    $     51      $     --      $   1,267
    Accounts receivable, net                                       14,128      36,799       (25,933)        24,994
    Inventories, net                                               37,948       1,857            --         39,805
    Prepaid expenses and other current assets                       1,449         268            --          1,717
    Deferred income taxes                                           1,158          --            --          1,158
                                                                 --------    --------      --------      ---------
      Total current assets                                         55,899      38,975       (25,933)        68,941
  Investment in equity of subsidiaries                             35,725          --       (35,725)            --
  Property, plant and equipment, net                               23,195         166            --         23,361
  Other assets                                                      2,654        (928)           --          1,726
                                                                 --------    --------      --------      ---------
      Total assets                                               $117,473    $ 38,213      $(61,658)     $  94,028
                                                                 ========    ========      ========      =========

Liabilities and stockholders' equity:
  Current liabilities:
    Accounts payable                                             $ 33,847    $    642      $(25,933)     $   8,556
    Accrued interest expense                                        1,242          --            --          1,242
    Accrued expenses                                                5,659       1,993            --          7,652
    Income taxes payable (receivable)                              10,619        (147)           --         10,472
    Current portion of long-term debt                                 132          --            --            132
                                                                 --------    --------      --------      ---------
      Total current liabilities                                    51,499       2,488       (25,933)        28,054
  Deferred income taxes                                             1,419          --            --          1,419
  Other long-term obligations                                         452          --            --            452
  Long-term debt, less current portion                            154,558          --            --        154,558
  Stockholders' equity (deficiency)                               (90,455)     35,725       (35,725)       (90,455)
                                                                 --------    --------      --------      ---------
      Total liabilities and stockholders' equity (deficiency)    $117,473    $ 38,213      $(61,658)     $  94,028
                                                                 ========    ========      ========      =========


Nine months ended April 2, 2005 (in thousands) (unaudited):

                                                          Parent       Subsidiary    Consolidating   Consolidated
                                                          Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                         ---------     ----------    -------------   ------------
Net sales                                                $  78,994     $   62,379      $  (3,381)     $ 137,992
Cost of sales                                               52,198         36,112         (3,381)        84,929
Selling expenses                                            10,958         10,537             --         21,495
General and administrative expense                          15,611          2,876             --         18,487
                                                         ---------     ----------      ---------      ---------
    Total costs and expenses                                78,767         49,525         (3,381)       124,911
                                                         ---------     ----------      ---------      ---------
    Operating income                                           227         12,854             --         13,081
Equity in net earnings of subsidiaries                       7,838             --         (7,838)            --
Interest expense                                           (11,501)            (3)            --        (11,504)
Gain on sale of property, plant and equipment                   12             --             --             12
                                                         ---------     ----------      ---------      ---------
Income (loss) before income taxes                           (3,424)        12,851         (7,838)         1,589
Income tax expense (benefit)                                (4,393)         5,013             --            620
                                                         ---------     ----------      ---------      ---------
Net income                                               $     969     $    7,838      $  (7,838)     $     969
                                                         =========     ==========      =========      =========





Nine months ended April 2, 2005 (in thousands) (unaudited):

                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by operating activities          $  10,922     $      (81)     $      --      $   10,841

Net cash flows used in investing activities                 (2,776)            (5)            --          (2,781)

Cash flows from financing activities:
  Net change in revolving credit agreement borrowings       (6,002)            --             --          (6,002)
  Payments on long-term debt                                  (128)            --             --            (128)
  Distributions to GFSI Holdings, Inc.                      (1,584)            --             --          (1,584)
  Other                                                        (86)            --             --             (86)
                                                         ---------     ----------      ---------      ----------
  Net cash used in financing activities                     (7,800)            --             --          (7,800)
                                                         ---------     ----------      ---------      ----------
  Effect of foreign exchange rate changes on cash               --             96             --              96
                                                         ---------     ----------      ---------      ----------
  Net increase in cash and cash equivalents                    346             10             --             356
  Cash and cash equivalents at beginning of period             870             41             --             911
                                                         ---------     ----------      ---------      ----------
  Cash and cash equivalents at end of period             $   1,216     $       51      $      --      $    1,267
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
                                                                 =========      =========      =========       ==========




Nine months ended April 3, 2004 (in thousands) (unaudited):

                                                                   Parent       Subsidiary    Consolidating   Consolidated
                                                                   Obligor      Guarantors     Adjustments     GFSI, Inc.
                                                                 ----------     ----------    -------------   ------------
Net sales                                                         $ 83,813      $  60,534      $  (3,632)      $  140,715
Cost of sales                                                       53,436         35,359         (3,632)          85,163
Selling expenses                                                    10,156          9,785             --           19,941
General and administrative expense                                  15,821          3,259             --           19,080
                                                                  --------      ---------      ---------       ----------
   Total costs and expenses                                         79,413         48,403         (3,632)         124,184
                                                                  --------      ---------      ---------       ----------
   Operating income                                                  4,400         12,131             --           16,531
Equity in net earnings of subsidiaries                               7,396             --         (7,396)              --
Interest expense                                                   (11,364)            (7)             3          (11,368)
Gain on sale of property, plant and equipment                          915             --             (3)             912
                                                                  --------      ---------      ---------       ----------
Income before income taxes                                           1,347         12,124         (7,396)           6,075
Income tax expense (benefit)                                        (2,359)         4,728             --            2,369
                                                                  --------      ---------      ---------       ----------
Net income                                                        $  3,706      $   7,396      $  (7,396)      $    3,706
                                                                  ========      =========      =========       ==========


Nine months ended April 3, 2004 (in thousands) (audited):


                                                           Parent      Subsidiary    Consolidating   Consolidated
                                                           Obligor     Guarantors     Adjustments     GFSI, Inc.
                                                         ----------    ----------    -------------   ------------
Net cash flows provided by operating activities          $  21,681      $     314      $      --       $ 21,995

Net cash flows used in investing activities                 (2,389)            (6)          (360)        (2,755)

Cash flows from financing activities:
  Net repayments under revolving credit agreement           (6,609)            --             --         (6,609)
  Purchase of parent company bonds                         (12,265)            --             --        (12,265)
  Payments on long-term debt                                  (226)            --             --           (226)
  Repayment of intercompany debt                                --           (360)           360             --
  Issuance of long-term debt                                    82             --             --             82
  Distributions to GFSI Holdings, Inc.                        (258)            --             --           (258)
  Other                                                         (1)            --             --             (1)
                                                         ---------      ---------      ---------       --------
  Net cash used in financing activities                    (19,277)          (360)           360        (19,277)
                                                         ---------      ---------      ---------       --------
  Effect of foreign exchange rate changes on cash               --             38             --             38
                                                         ---------      ---------      ---------       --------
  Net increase (decrease) in cash and cash equivalents          15            (14)            --              1
  Cash and cash equivalents at beginning of period           1,323             64             --          1,387
                                                         ---------      ---------      ---------       --------
  Cash and cash equivalents end of period                $   1,338      $      50      $      --       $  1,388
                                                         =========      =========      =========       ========



5.   Financing and Recapitalization
     ------------------------------

     On October 4, 2004 the Company and Holdings amended their existing revolving bank credit agreement ("RBCA"). Under the terms of amendment, the term of the RBCA was extended by one year to January 15, 2007.

     On March 1, 2005 the Company and Holdings amended their existing revolving bank credit agreement. The terms of the amendment reduced the interest rates in effect at the time of the amendment and revised certain restrictive financial covenant requirements. Under the amended RBCA, Holdings is required to maintain a minimum of $5 million of borrowing availability, as defined in the agreement. Should borrowing availability be less than $10 million but more than $5 million, Holdings is required to maintain a fixed charge coverage ratio of not less than 1.05 to 1.0, as defined in the agreement. Under the previous agreement, at its most restrictive level, Holdings was required to maintain a fixed charge coverage ratio of not less than 1.15 to 1.0.

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

     The Company had acquired 11.375% Notes of Holdings with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the

11.375% Notes. In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At April 2, 2005 stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the remaining 11.375% Notes held by the Company.

     The Company's and Gearcap's purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to retire the 11.375% Notes in 2009 from $108 million to $24 million. Additionally, the purchases of the 11.375% Notes has reduced the Company's cash dividend obligations to Holdings to enable it to pay interest on the 11.375% Notes from $12.3 million to $2.7 million annually.

     In March 2005, the Company made a net $1.4 million distribution to Holdings to enable Holdings to pay interest on the 11.375% Notes.



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

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at April 2, 2005 and July 3, 2004 were net of allowance for doubtful accounts of $559,000 and $637,000, respectively.

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

     Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. The additional week fell in the Company's second quarter ended January 3, 2004. Therefore, the nine month fiscal period ended April 3, 2004 has one more week of operations than the comparable period of fiscal 2005. Because of the seasonal nature of the Company's business, and the timing of the additional week, which fell during the holiday period, management believes the effect of the additional week of operations was not significant.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED APRIL 2, 2005 AND APRIL 3, 2004

     Net Sales.  Net sales for the quarter ended April 2, 2005 increased
$3.2 million or 9% to $40.4 million compared to $37.2 million last year. Sales of Gear branded products to collegiate, resort and golf customers and sales of Champion branded products increased over the third quarter of last year. Sales of Champion branded products were 20% higher than last year principally due to a greater penetration with resort customers. Sales of Gear branded products to military customers declined significantly in the wake of greater overseas deployment of military personnel and reduced war effort enthusiasm. Reductions in corporate spending on marketing and employee incentive programs continued to have a negative effect on net sales of the Corporate Division which also decreased from last year.

     Gross Profit. Gross profit for the quarter ended April 2, 2005 increased 5% to $16.2 million compared to $15.4 million last year. Higher sales created the increase in gross profit. Gross profit as a percentage of net sales decreased to 40% for the quarter compared to 41% last year. The gross profit percentage declined due to lowered selling prices to liquidate inventory overstocks. The Company anticipates it will continue to move through its inventory overstocks during the remainder of fiscal 2005. The Company has been working to reduce its higher than desired inventory level with price reductions.

     Operating Expenses. Operating expenses for the quarter ended April 2, 2005 increased 7% to $13.7 million from $12.8 million last year. The increase in operating expenses was principally due to higher selling expense.
Increased royalty fees and new brand development costs created the increase in selling expense. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The Company also incurred marketing and preproduction costs of approximately $450,000 related to the launch of two new golf and resort brands scheduled to commence sales in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Operating expenses as a percentage of net sales were 34% in the third quarter of fiscal 2005 approximately the same as last year.

     Operating Income. Operating income decreased 5% to $2.5 million in the third quarter of fiscal 2005 compared to $2.6 million last year. Operating income as a percentage of net sales decreased to 6% in the third quarter of fiscal 2005 from 7% in the third quarter of fiscal 2004. The decrease in operating income resulted from higher selling expenses for royalty fees and new brand launches.

     Interest Expense. Interest expense in the third quarter of fiscal 2005 was $3.8 million compared to $3.7 million last year. Higher bank borrowings at higher interest rates created the increase in interest expense.

     Net Loss. Net loss for the third quarter of fiscal 2005 was ($789,000) compared to net loss of ($641,000) for the third quarter of fiscal 2004.
The decrease in operating income resulted in the $148,000 increase in net loss.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

     Net Sales. Net sales for the nine months ended April 2, 2005 decreased 2% to $138.0 million compared to $140.7 million last year. The decrease in net sales was due to reduced sales of Gear branded products while sales of Champion branded products increased over the comparable period last year. The sales decrease in Gear branded products was most pronounced in the Military and Corporate customer groups. Sales to military customers were down due to increased overseas troop deployment and reduced war effort enthusiasm. Reductions in corporate spending on marketing and employee incentive programs have had a continuing negative effect on net sales of the Corporate Division. Sales of Gear products within the Resort and Golf Divisions recovered from the economic aftermath of the hurricane damage that took place in the Southeastern United States and the Caribbean during the first half of fiscal 2005. Sales of Champion branded products were 5% higher than last year principally due to a greater penetration with resort customers.

     Gross Profit. Gross profit for the nine months ended April 2, 2005 decreased 5% to $53.1 million compared to $55.6 million last year. Gross profit as a percentage of net sales decreased to 38% for the nine month period compared to 39% last year. Gross profit as a percentage of sales decreased due to the costs of idle time at the decoration and warehousing facilities from the conversion of information technology systems in the second quarter of fiscal 2005. The gross profit percentage also declined due to excess costs related to handling, storage and liquidation of inventory overstocks. The Company has been working to reduce its higher than desired inventory level with price reductions. The Company anticipates it will continue to move through its inventory overstocks during the remainder of fiscal 2005.

     Operating Expenses. Operating expenses for the nine months ended April 2, 2005 were $40.0 million compared to $39.0 million last year. Increased selling expense created the increase in operating expenses. During the first nine months of fiscal 2005 the Company sold more licensed apparel at higher royalty rates than in the comparable period of fiscal 2004. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The Company also incurred marketing and preproduction costs of approximately $800,000 related to the launch of two new golf and resort brands scheduled to commence sales in the fourth quarter of 2005 and the first quarter of fiscal 2006. Operating expenses as a percentage of net sales were 29% in fiscal 2005 compared to 28% last year. Higer royalty expenses and product launch costs created the increase in operating expenses as a percentage of net sales in comparison to last year.

     Operating Income. Operating income for the nine months ended April 2, 2005 decreased 21% to $13.1 million compared to $16.5 million last year. Operating income as a percentage of net sales decreased to 10% in fiscal 2005 from 12% in fiscal 2004. The decrease in operating income resulted from lower sales, the decrease in gross profit and higher selling costs.

     Interest Expense. Interest expense in the first nine months of fiscal 2005 was $11.5 million compared to $11.4 million last year. Higher bank borrowings at higher interest rates in fiscal 2005 offset the savings derived from having one less week in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

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

     Net Income. Net income for the first nine months of fiscal 2005 was $1.0 million compared to $3.7 million last year. The decrease in operating income and last year's gain on the sale of the distribution facility resulted in the $2.7 million decrease in net income in comparison to last year.


NEW LICENSE AGREEMENTS

     During the first nine months of fiscal 2005 the Company entered into license agreements for two new apparel brands. Product produced under the Robert Trent Jones License and brand will be targeted at the high-end casual sportswear resort and golf markets. Technical outerwear products produced under the Sunice License and brand will be targeted at the high-end golf market. Sales for these brands are not expected to be significant in fiscal 2005. The Company incurred $800,000 in product launch and preproduction expenses during the nine months ended April 2, 2005. The Company expects to incur product launch and preproduction expenses related to these brands of approximately $200,000 during the remainder of fiscal 2005.

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

     The Company had acquired 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes. In fiscal 2004 the Company distributed a dividend to Holdings in the form of 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At April 2, 2005 stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the remaining 11.375% Notes held by the Company.



LIQUIDITY AND CAPITAL RESOURCES


     Cash provided by operating activities in the first nine months of fiscal 2005 was $10.8 million compared to $22.0 million last year. Higher inventory levels, lower accounts payable and lower net income produced the decrease in fiscal 2005 operating cash flows compared to last year.

     Cash used in investing activities in the first nine months of fiscal 2005 was $2.8 million, approximately the same as last year. During the first nine months of fiscal 2005 the Company's capital expenditures were principally related to hardware and software upgrades of its enterprise information systems. In the first nine months of fiscal 2004, $2.8 million in proceeds were received from the sale of the Company's Lenexa distribution facility and $3.2 million was spent building a new warehouse and distribution facility. The Company anticipates fiscal 2005 capital expenditures to approximate $3 million.

     Cash used in financing activities in the first nine months of fiscal 2005 was $7.8 million compared to $19.3 million in the comparable period of fiscal 2004. In the first nine months of fiscal 2005 cash flows from operations were used to repay bank debt under the RBCA. In March 2005, the Company made a net $1.4 million distribution to Holdings to enable Holdings to pay interest on its outstanding 11.375% Notes. In the first nine months of fiscal 2004 borrowings under the Company's RBCA were used to finance higher levels of inventory. The purchase of Holdings 11.375% Notes and borrowings of bank debt were the primary uses of cash in financing activities in fiscal 2004.

     On October 4, 2004 the Company and Holdings amended their $65 million Revolving Bank Credit Agreement ("RBCA") to extend the term of the credit agreement to January 15, 2007. Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $19.1 million was borrowed and outstanding and approximately $3.3 million was utilized for outstanding commercial and stand-by letters of credit as of April 2, 2005. At April 2, 2005, $19.3 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2007, although no assurance can be given in this regard.

     On March 1, 2005 the Company and Holdings amended their existing revolving bank credit agreement. The terms of the amendment reduced the interest rates in effect at the time of the amendment and revised certain restrictive financial covenant requirements. Under the amended RBCA, Holdings is required to maintain a minimum of $5 million of borrowing availability, as defined in the agreement. Should borrowing availability be less than $10 million but more than $5 million Holdings is required to maintain a fixed charge coverage ratio of not less than 1.05 to 1.0, as defined in the agreement. Under the previous agreement, at its most restrictive level, Holdings was required to maintain a fixed charge coverage ratio of not less than 1.15 to 1.0.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At April 2, 2005, Holdings' debt to third parties totaled approximately $24.5 million. The 11.375% Notes annual cash flow requirements commenced in March 2005 with a semi-annual cash installment of approximately $1.4 million. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and have not been paid in cash. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.


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





                       ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended April 2, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

GFSI, INC.
May 3, 2005



/s/ J. Craig Peterson
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer