Form 10-K
period 2005-07-02
GFSI INC
filed 2005-09-29
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------
                                   FORM 10-K

                      FOR ANNUAL AND TRANSACTION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED July 2, 2005

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

Indicate by checkmark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange  Act).            Yes ( )    No (X)

The aggregate market value of the voting and non-voting stock held by non-affiliates (as defined in Rule 405) of the Registrant as of December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $0.

On September 1, 2005, there was 1 share of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                               TABLE OF CONTENTS

PART I.......................................................................1

   Item 1 - Business.........................................................1

   Item 2 - Properties.......................................................6

   Item 3 - Legal Proceedings................................................6

   Item 4 - Submission of Matters to a Vote of Security Holders..............6

PART II......................................................................7

   Item 5 - Market for the Registrant's Common Equity and Related
            Stockholder Matters..............................................7

   Item 6 - Selected Financial Data..........................................7

   Item 7 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................8

   Item 7A - Quantitative and Qualitative Disclosures about Market Risk.....16

   Item 8 - Consolidated Financial Statements and Supplementary Data........17

   Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................39

   Item 9A - Controls and Procedures........................................39

   Item 9B - Other Information..............................................39

PART III....................................................................40

   Item 10 - Directors and Executive Officers...............................40

   Item 11 - Executive Compensation.........................................42

   Item 12 - Security Ownership and Certain Beneficial Owners and
             Management.....................................................43

   Item 13 - Certain Relationships and Related Transactions.................45

   Item 14 - Principal Accountant Fees and Services.........................47

PART IV.....................................................................48

   Item 15 - Exhibits and Financial Statement Schedules.....................48

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

     On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a concessionaire outlet for the Company's sportswear and activewear. Event 1 provides sales for the Company's products with the National Collegiate Athletic Association ("NCAA"), Big 10 Conference, Big 12 Conference and the Atlantic Coast Conference tournament events.

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

     During fiscal 2005 the Company entered into license agreements for two new apparel brands. The Sunice(R) license agreement expires in 2009 and allows the Company to produce and market a line of technical outerwear products targeted at the high-end golf market. The Robert Trent Jones (R) license agreement expires in 2015 and allows the Company to create, produce and market casual sportswear targeted at the high-end resort and golf markets. Both agreements require the Company to pay the licensors a royalty based upon net sales.

     The Company operates on a 52/53 week fiscal year which ends on the Saturday nearest June 30. The fiscal years ended June 29, 2001, June 29, 2002, June 28, 2003 and July 2, 2005 each contain 52 weeks. The fiscal year ended July 3, 2004 contains 53 weeks.

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

     Resort and Golf Divisions. The Resort and Golf divisions are leading marketers of custom logoed sportwear and activewear to over 7,000 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf courses, cruise lines and casinos.

     The Company distributes its Resort and Golf divisions products through its national sales force of 62 independent sales agents. The Company believes that it is well known and respected in the resort, golf and leisure industry because of its quick turn around for new orders and re-orders, its product innovation, its quality and its high level of service.

     Corporate Division. The Corporate division markets corporate identity sportswear and activewear for use by a diverse group of corporations for incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs, dealer incentive programs as well as office casual wear and uniforms.

     The Company provides its corporate identity sportswear products to over 1,500 of the leading independent marketing companies, who in turn each employ a sales staff to service a client base. The Company employs 15 regional sales personnel who are exclusively dedicated to promoting Corporate division products. The Company believes this marketing approach leverages the sales force and marketing contacts of these independent marketing companies.

     Licensed Apparel Division. The Licensed Apparel Division includes the college bookstore business, through both the Gear for Sports(R) and Champion(R) college brands, (through a subsidiary, CC Products, Inc.) sales under professional sports team, league and event licensing agreements and sales to the military. The Company has over 3,400 active college bookstore accounts, including nearly every major college and university in the United States. The largest college bookstore accounts include the major college bookstore lease operators as well as high volume, university managed bookstores. Sales to one major college bookstore lease operator represented 15%, 13%, and 12% of consolidated net sales during fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

     The Company's professional sports team, league and event licensors include, among others, the NHL and Major League Baseball. The Company targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The Company has over 500 active retail and professional sports related customer accounts.

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

     GFSI Canada Company. In June 2002 the Company formed GFSI Canada Company ("GFSI Canada"), a wholly owned subsidiary of GFSI, Inc. organized under the Securities Act of Nova Scotia, Canada. The Company established GFSI Canada to enable it to conduct business in Canada and reach similar markets with its existing product line. GFSI Canada has a Management Agreement with Fletcher Leisure Group Inc. ("Fletcher"), a Canadian corporation headquartered in Quebec, Canada. The Fletcher Leisure Group provides certain selling, marketing, product distribution and administrative services to GFSI Canada Company under the management agreement.

Products

     The Company's extensive product offerings include: fleecewear, outerwear, polo shirts, woven shirt, sweaters, T-shirts and bottoms, women's and other apparel items and accessories. These products are currently offered in over 1,500 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks. The Company believes that the quality and breadth of its product lines and its innovative logo designs represent competitive advantages in its markets.

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 31% of net sales for fiscal 2005. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     T-Shirts and Bottoms. The Company's T-shirt and bottoms products represented approximately 16% of net sales for fiscal 2005. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts, shorts and pants in a variety of styles, fabrics and colors.

     Outerwear. The Company's outerwear products represented approximately 8% of net sales for fiscal 2005. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Product offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company's products also provide a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 9% of net sales for fiscal 2005. The Company's products in this category are designed to be suitable for both leisure and work-related activities with a full range of materials and styles.

     Women's. The Company's women's products represented approximately 21% of net sales for fiscal 2005. This product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Other. The Company also sells headwear and a number of other miscellaneous apparel items. Event 1 also sells non-apparel items at events including basketballs, pennants and related items. Sales of "Other" items represented approximately 15% of net sales for fiscal 2005.

Design, Manufacturing and Materials Sourcing

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa.

     The Company's design group consists of approximately 60 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-decorated apparel ("blanks"). Most of the screen printing and the embroidery operations are performed by the Company in its Lenexa, Kansas, Chillicothe, Missouri and Bedford, Iowa facilities. In addition, the Company outsources screen printing and embroidery work to independent contractors when necessary.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. Most of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in Canada, Cambodia, China, Colombia, Egypt, Guatemala, Honduras, Hong Kong, India, Indonesia, Italy, Korea, Malaysia, Mexico, Peru, Philippines, Singapore, Taiwan, Thailand and Vietnam. No foreign country has a manufacturing concentration above 20%. The Company has established eight foreign offices to monitor factory performance and occasionally uses independent buying agents who assist the Company in its efforts to control garment quality and delivery.

Competition

     The Company's primary competitors vary within each of its divisions and subsidiaries. In the resort and golf divisions, there are few national competitors and even fewer that operate in all of the varied markets in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the Licensed Apparel division's college bookstore market, the GEAR For Sports(R) and Champion(R) brands and their closest three competitors have traditionally held greater than 50% of the market.

     The following table sets forth the Company's primary competitors in each of its markets:


    Market                                 Primary Competitors
----------------    -----------------------------------------------------------------------
Resort and Golf     Ashworth, Callaway, Cutter & Buck and local and regional competitors
Corporate           Cutter & Buck, Ashworth, Callaway, Land's End
Licensed Apparel    Jansport (VF Corp.), Cotton Exchange, Russell Athletic, Nike, Majestic,
                    Adidas and M.V. Sports

     Competition in each of the Company's markets generally is based on product design and decoration, customer service, overall product quality and price. The Company believes that it has been able to compete successfully because of its ability to create diverse and innovative designs, provide excellent customer service, leverage its brand names and differentiate its products on the basis of quality.

Employees

     The Company employs approximately 680 people at its two facilities in Lenexa, Kansas, of which approximately 100 are members of management, 150 are involved in either product design, customer service, sales support or administration and 430 are involved in manufacturing and distribution. The

Company employs approximately 60 people in its Bedford, Iowa embroidery facility and 165 at its Chillicothe, Missouri screen print facility, all of which are involved in manufacturing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

Trademarks and Licenses

     The Company markets its products primarily using the GEAR For Sports(R), Champion(R), Sunice(R) and Robert Trent Jones(R) brand names. The Company licenses the Champion(R), Sunice(R) and Robert Trent Jones(R) trademarks from third parties and pays royalties based upon the sales of the brand. These license agreements expire in fiscal 2016, 2010 and 2015, respectively. Under these license agreements royalty rates vary across time and with sales volume. The royalty rates range from 3% to 8% of net sales with certain guaranteed minimum royalty payments. The Gear for Sports(R) brand is owned by the Company. In addition, the Company owns and markets products under, among others, the Pro GEAR(R), Big Cotton(R) and Winning Ways(R) trademarks. Generally, the Company's owned trademarks will remain in effect as long as the trademark is used by the Company and the required renewals are obtained.

     In connection with its acquisition of Champion, the Company entered into a license agreement with Sara Lee Corporation (the "Champion License Agreement"). The Champion License Agreement granted the Company the exclusive right to use the Champion(R) name and C(R) logo and related trademarks on certain products sold in the collegiate, military and resort markets in the United States of America. The Champion License Agreement is scheduled to expire on June 30, 2016. Under the license agreement the Company pays a royalty to Sara Lee Corporation based upon net sales.

     In August 2004 the Company entered into a five year license agreement with Fletcher Leisure Group, Inc. ("Fletcher") for the exclusive use of the Sunice(R) logo in the United States of America. Sunice is a brand of high performance outerwear with technical characteristics designed to be worn in inclement weather conditions. Under the agreement Fletcher designs and sources the product line and the Company pays a royalty to Fletcher based upon net sales. The Company began shipping Sunice(R) branded products in the fourth quarter of fiscal 2005.

     In September 2004 the Company entered into a ten year license agreement with Robert Trent Jones Licensing Group LLC for exclusive use of the Robert Trent Jones(R) logo on certain apparel sold in golf markets in the North American hemisphere. The Robert Trent Jones brand is a premium golf apparel line targeted at high-end golf and country clubs and certain exclusive retail stores. Under the agreement the Company pays a royalty based upon net sales with certain guaranteed minimum royalties. The Company began shipping Robert Trent Jones(R) branded products in the first quarter of fiscal 2006.

     The Company markets its products, in part, under licensing agreements. In fiscal 2005, net sales under the Company's 507 active licensing agreements totaled $83.2 million, or approximately 45% of the Company's net sales. The Company's licensing agreements are mostly with (i) high volume, university bookstores, (ii) professional sports leagues such as Major League Baseball, the NHL and PGA Tour and (iii) major sporting events such as the NCAA, U.S. Open and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 2, 2005.

                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

(a)      At July 2, 2005, all common stock of the Company was held by Holdings.

         The Company's financing agreements contain restrictions on its ability to declare or pay dividends on its common stock (except certain permitted distributions to Holdings).

         There were no sales of unregistered securities covered by this report.

(b)      Not applicable.

(c)      None.

Item 6 - Selected Financial Data

     The following table presents: (i) historical operating and other data of the Company for fiscal years ended June 29, 2001, June 29, 2002, June 28, 2003, July 3, 2004 and July 2, 2005; and (ii) balance sheet data as of June 29, 2001, June 29, 2002, June 28, 2003, July 3, 2004 and July 2, 2005. The
historical financial statements for the Company for fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The historical financial statements for the Company for fiscal 2002, 2003, 2004 and 2005 have been audited by KPMG LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended June 29, 2001, and June 29, 2002 to conform to the July 2, 2005 presentation.

                                                                         Fiscal Years Ended (3)
                                                    -------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                      June 29,      June 29,    June 28,     July 3,      July 2,
                                                        2001          2002        2003        2004         2005
                                                    -----------    ---------    ---------   ---------    ---------

Statements of Operations Data:
  Net sales......................................     $ 185,305    $ 197,250    $ 209,273   $ 192,784    $ 186,180
  Gross profit...................................        70,726       73,627       78,155      77,090       72,771
  Operating expenses (1).........................        49,998       50,933       53,940      52,227       53,488
                                                      ---------    ---------    ---------   ---------    ---------
  Operating income...............................        20,728       22,694       24,215      24,863       19,283
  Other, principally interest....................       (16,346)     (15,727)     (14,872)    (15,100)     (15,275)
  Gain on sale of property, plant and equipment (2)          99            2           24         937           20
  Gain (loss) on extinguishment of debt..........            --         (994)          --          --          255
                                                      ---------    ---------    ---------   ---------    ---------
  Income before taxes............................         4,481        5,975        9,367      10,700        4,283
  Income tax expense.............................        (1,630)      (2,331)      (3,653)     (4,170)      (1,670)
                                                      ---------    ---------    ---------   ---------    ---------
  Net income.....................................     $   2,851    $   3,644    $   5,714   $   6,530    $   2,613
                                                      =========    =========    =========   =========    =========
Balance Sheet Data (as of period end):
  Cash and cash equivalents......................     $   5,309    $     313    $   1,387   $     911    $     749
  Total assets...................................        93,567      105,336      113,784     107,287      101,695
  Long-term debt (including current portion).....       152,341      156,309      158,963     160,819      154,369
  Total stockholders' equity (deficiency)........       (83,137)     (79,645)     (74,073)    (89,936)     (88,825)
Other Data:
  Cash flows from operating activities...........     $  21,547    $  (3,711)   $  11,891   $  14,869    $  10,959
  Cash flows from investing activities...........        (8,412)      (4,189)      (3,325)     (4,663)      (3,003)
  Cash flows from financing activities...........        (9,272)       2,904       (7,674)    (10,712)      (8,200)
  Depreciation and amortization..................         3,046        4,095        4,137       2,799        3,355
  Capital expenditures...........................         1,787        4,203        3,369       7,466        3,092


(1) Operating expenses for fiscal 2005 include approximately $1.0 million of preproduction and marketing costs related to newly licensed shipments of Robert Trent Jones(R) and Sunice(R) products. Operating expenses for fiscal 2001 include $836,000 of restructuring charges, $1.1 million of pre-acquisition integration costs related to the acquisition of Champion and a $630,000 gain on the sale of Tandem Marketing division.

(2) In fiscal 2004 the Company sold a 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million. The Company recorded a pre-tax gain on the sale of approximately $900,000 in fiscal 2004.

(3) The Company's fiscal year ends on the Saturday closest to June 30, which results in a 53 week year from time to time. Fiscal years 2001, 2002, 2003 and 2005 were comprised of 52 week periods. Fiscal year 2004 was a 53 week period.


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

Critical accounting policies

     The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 2005, 2004 and 2003:

                                           Fiscal Year Ended
                               ---------------------------------------
                                 July 5,        July 3,      June 28,
                                  2005           2004          2003
                               ----------     ---------     ----------
Net sales...................     100.0%         100.0%        100.0%
Gross profit................      39.1           40.0          37.3
Operating income............      10.4           12.9          11.6


     Fiscal Period. The Company's fiscal year ends on the Saturday nearest June 30, which results in a 53 week year from time to time. The fiscal year ended July 3, 2004 was a 53 week period. Management believes the effect of the additional week of operations in the fiscal year ended July 3, 2004 was not significant.

Fiscal year ended July 2, 2005 compared to fiscal year ended July 3, 2004

     Net Sales. Net sales in fiscal 2005 decreased 3% to $186.2 million from $192.8 million in fiscal 2004. The $6.6 million decrease in net sales was due to reduced sales of Gear for Sports(R) ("Gear") branded products while sales of Champion(R) Custom Products ("CCP") branded products increased over the comparable period last year. The sales decrease in Gear branded products was most pronounced in the Corporate and Military customer groups. Reductions in corporate spending on marketing and employee incentive programs have had a continuing negative effect on net sales of the Corporate Division. Sales to military customers were down due to increased overseas troop deployment and reduced war effort enthusiasm. Sales of CCP branded products increased to $70.5 million, 4% over last year, principally due to a greater penetration with resort customers. Sales of the newly licensed Sunice(R) and Robert Trent Jones(R) brands were not significant.

     Gross Profit: Gross profit for fiscal 2005 decreased 6% to $72.8 million from $77.1 million last year. Lower net sales and higher warehouse, distribution and decoration costs created the decrease in gross profit from last year. Gross profit as a percentage of fiscal 2005 net sales was 39.1% compared to 40.0% last year. In fiscal 2005 the Company lowered its selling prices on certain Gear products and aggressively moved to liquidate inventory overstocks created by its sales being below its plans. In the fourth quarter of fiscal 2004 the Company completed the construction and outfitting of its warehouse consolidation and automation project. The Company had previously warehoused its products at several smaller facilities. The new warehouse came on line for all products in August 2004. The start up and implementation of new receiving, shipping and stocking methods and procedures created additional costs in the first six months of fiscal 2005. The costs of starting up the new warehouse are included in Cost of Sales in fiscal 2005. In December 2004 the Company upgraded its enterprise information systems. To affect the conversion to the new systems the Company idled its decoration and warehousing facilities and its international purchasing offices. The costs of idling these facilities and offices are included in Cost of Sales in fiscal 2005.

     Operating Expenses. Operating expenses for fiscal 2005 increased 2.4% to $53.5 million from $52.2 million last year. Increased selling expense created the increase in operating expenses. During fiscal 2005 the Company sold more licensed apparel at higher royalty rates than in the comparable period of fiscal 2004. The royalty obligation on Champion(R) branded apparel in fiscal 2004 was 3% of net sales compared to 4% for fiscal 2005. The royalty payable to the Sara Lee Corporation ("Sara Lee") on Champion branded apparel increases to 5% beginning in fiscal 2006 and to 6% from fiscal 2007 through fiscal 2017. The Company also incurred marketing and preproduction costs of approximately $1 million related to the launch of two new golf and resort brands. Operating expenses as a percentage of net sales were 29% in fiscal 2005 compared to 27% last year. Higher royalty expenses and product launch costs created the increase in operating expenses as a percentage of net sales in comparison to last year.

     Operating Income. Operating income decreased 22% to $19.3 million in fiscal 2004 from $24.9 million in fiscal 2004. Operating income as a percentage of net sales decreased to 10.4% in fiscal 2005 from 12.9% in fiscal 2004. The decrease in operating income resulted from lower sales, the decrease in gross profit and higher selling costs.

     Interest Expense. Interest expense in fiscal 2005 was $15.3 million, $175,000 more than the comparable period last year. Higher bank borrowings at higher interest rates in fiscal 2005 offset the savings derived from having one less week in fiscal 2005 compared to fiscal 2004.

     Gain on Extinguishment of Debt. In 1997 the Company received a $300,000 forgivable loan from a state agency in connection with the establishment of a garment decoration facility. The non-interest bearing loan agreement contained provisions that would forgive the obligation if certain employment targets were achieved and sustained. The Company recorded the forgivable loan in other long-term obligations. During fiscal 2005 the Company completed all of its obligations under the forgivable loan agreement, received forgiveness of $255,000 on the obligation and paid the balance in cash. The Company recorded a gain on the transaction of $255,000 in the fourth quarter of fiscal 2005.

     Gain on sale of property, plant and equipment. During fiscal 2004, the Company sold a 100,000 square foot distribution facility located in Lenexa, Kansas, for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income. The facility was sold as part of a warehouse consolidation and automation initiative which combined distribution operations into a larger, renovated facility and eliminated several smaller warehouses.

     Net Income. Net income for fiscal 2005 was $2.6 million, compared to $6.5 million in fiscal 2004. The $5.6 million decrease in operating income and last year's $900,000 pre-tax gain on the sale of the distribution facility resulted in the $3.9 million decrease in net income in comparison to last year.


Fiscal year ended July 3, 2004 compared to fiscal year ended June 28, 2003

     Net Sales. Net sales in fiscal 2004 decreased 8% to $192.8 million from $209.3 million in fiscal 2003. The $16.5 million decrease in net sales was due to reduced sales of Gear branded products while sales of CCP continued to grow. The sales decrease related to Gear branded products was broad based. Sales to the college bookstores and corporate customers decreased the most. These two businesses declined by 22% or $14.2 million in comparison to 2003. Management believes that Gear's bookstore customers have shifted their purchases to lower priced apparel with less expensive decoration which has reduced sales of higher priced Gear products. Reductions in corporate discretionary spending on marketing and employee incentive programs by customers have negatively affected Gear's Corporate Division. Net sales of CCP licensed products increased 11% over fiscal 2003 to $67.2 million. CCP licensed products are more moderately priced as compared to Gear's products. Management lowered pricing and changed suppliers for the Gear fiscal 2005 product offerings to address this trend in consumer behavior.

     Gross Profit. Gross profit for fiscal 2004 decreased 1% to $77.0 million from $78.2 million in 2003. Lower net sales created the decrease in gross profit from 2003. Gross profit as a percentage of fiscal 2004 net sales was 40.0% compared to 37.3% in 2003. The benefits of changing suppliers to obtain a lower cost of product and improved efficiencies in garment decoration created the increase in gross profit as a percentage of net sales.

     Operating Expenses. Operating expenses for fiscal 2004 decreased 3.2% to $52.2 million from $53.9 million in 2003. Beginning in fiscal 2004, the Company paid a 3% royalty on the net sales of Champion(R) branded apparel under its license agreement with Sara Lee. Lower direct sales expenses and spending controls over general and administrative costs offset the additional cost of the Sara Lee royalty. Operating expenses as a percentage of net sales were 27.1% compared to 25.8% in 2003. Operating expenses when divided by lower sales created the increase in operating expenses as a percentage of net sales in comparison to 2003.

     Operating Income. Operating income increased 3% to $24.9 million in fiscal 2004 from $24.2 million in fiscal 2003. Operating income as a percentage of net sales increased to 12.9% in fiscal 2004 from 11.6% in fiscal 2003. The increase in operating income as a percentage of sales over fiscal 2003 resulted from higher gross profit on a lower sales volume.

     Interest Expense. Interest expense in fiscal 2004 was $15.1 million, $228,000 more than fiscal 2003. The increase in interest expense was principally due to fiscal 2004 consisting of 53 weeks of interest costs compared to 52 weeks in fiscal 2003.

     Gain on sale of property, plant and equipment. During fiscal 2004, the Company sold a distribution facility for approximately $2.8 million and recorded a pre-tax gain of approximately $900,000 in other income.

     Net Income. Net income for fiscal 2004 was $6.5 million, compared to $5.7 million in fiscal 2003. Higher operating income and the gain on the sale of the distribution facility combined to create the increase in net income over 2003.


New License Agreements

     During fiscal 2005 the Company entered into license agreements for two new apparel brands. Products produced under the Robert Trent Jones(R) License and brand are targeted at the high-end casual sportswear resort and golf markets. Technical outerwear products produced under the Sunice(R) License and brand are targeted at the high-end golf market. Sales for these brands were not significant in fiscal 2005. The Company incurred approximately $1 million in marketing and preproduction expenses related to these two brands during fiscal 2005.


Recapitalization

     In September 2003, Company management formed a Delaware limited liability company named Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Senior Discount Notes of Holdings ("11.375% Notes") with an aggregate principal amount at maturity of approximately $30.5 million (the "Contributed Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Notes it received from Gearcap to the Company as a capital contribution. The Company subsequently pledged the 11.375% Notes as collateral under the Revolving Bank Credit Agreement ("RBCA").

     In September 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

     The Company has acquired 78% of the issued 11.375% Notes of Holdings. The Company has elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes. In fiscal 2004 the Company declared a dividend to Holdings in the form of 11.375% Notes and distributed those 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At July 2, 2005 and July 3, 2004, stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the 11.375% Notes held by the Company.

     The Company's and Gearcap's purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to retire the 11.375% Notes in 2009 from $108 million to $24 million. Additionally, the purchases of the 11.375% Notes has reduced the Company's cash dividend obligations to Holdings to enable it to pay interest on the 11.375% Notes (which commenced in March 2005) from $12.3 million to $2.7 million annually.


Liquidity and Capital Resources

     Cash provided by operating activities in fiscal 2005, 2004 and 2003 was $11.0 million, $14.9 million, and $11.9 million, respectively. Lower net income created the decrease in cash provided by operating activities between fiscal 2005 and fiscal 2004. Higher net income and an increase in accounts payable created the change in cash provided by operating activities between fiscal 2004 and fiscal 2003.

     Cash used in investing activities for fiscal 2005, 2004 and 2003 was $3.0 million, $4.7 million, and $3.3 million, respectively. Capital expenditures of $3.1 million in fiscal 2005 were principally related to hardware and software upgrades to the Company's enterprise information systems. The $2.8 million in proceeds from the sale of the Lenexa distribution facility in fiscal 2004 partially offset the $7.5 million in capital expenditures which were primarily related to the warehouse automation and consolidation project and the upgrades to the Company's enterprise information systems. Cash used in investing activities in fiscal 2003 was principally related to capital expenditures associated with equipment for a new garment decoration facility in Chillicothe, Missouri. Capital expenditures in fiscal 2005 are expected to be about $3.0 million.

     Cash used in financing activities for fiscal 2005, 2004 and 2003 was $8.2 million, $10.7 million, and $7.7 million, respectively. The $8.2 million used in financing activities in fiscal 2005 was principally used to reduce borrowing under the RBCA and to distribute cash to Holdings to service interest on the 11.375% Notes. The $10.7 million used in financing activities in fiscal 2004 was principally used to repurchase parent company 11.375% Notes. The $7.7 million used in financing activities in fiscal 2003 was principally used to reduce borrowings under the RBCA.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At July 2, 2005, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled $24.5 million. Cash flow requirements for the 11.375% Notes commenced in March 2005 with semi-annual cash installments of approximately $1.4 million. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and not paid in cash. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.

         A summary of the Company's contractual cash obligations by maturity date as of July 2, 2005 is as follows:


                                                                                                                  After 5
  Contractual Obligations (in thousands)                   Total          Year 1     Years 2-3     Years 4-5       Years
  -----------------------                                  -----          ------     ---------     ---------       -----

  Direct cash obligations:
       Long-term debt (including capital lease
         obligations)                                    $ 154,369      $    112     $153,923       $    166     $    168
       Interest                                             29,277        14,413       14,855              9           --
       Inventory on open purchase orders (generally
         for delivery within 90 days)                       20,086        20,086           --             --           --
       Guaranteed minimum royalties and operating
         lease obligations                                  10,698         1,496        2,229          2,320        4,653
       Consulting and employment agreements                  1,795           352          403            240          800
                                                         ---------      --------     --------       --------     --------
          Total direct contractual cash obligations        216,225        36,459      171,410          2,735        5,621

  Indirect cash obligations:
       GFSI Holdings, Inc.                                  71,649         3,133        6,233         34,067       28,216
                                                         ---------      --------     --------       --------     --------
          Total direct and indirect cash obligations     $ 287,874      $ 39,592     $177,643       $ 36,802     $ 33,837
                                                         =========      ========     ========       ========     ========

     The Company markets products using the Champion(R), Sunice(R) and Robert Trent Jones(R) brand names under license agreements expiring in fiscal 2016, 2010 and 2015, respectively. The Licenses generally require royalty payments based upon the sales revenue of the brand. Some licenses also require guaranteed minimum royalty payments. In addition, the Company has numerous other licenses with various collegiate and professional sports organizations, some of which also include guaranteed royalty payments. It is anticipated that product licenses with annual guaranteed minimum royalty payments and leases that expire will be renewed or replaced, and future guaranteed minimum royalty commitments and lease commitments are not expected to aggregate less than the amount shown in year 1.

     The Company utilizes its RBCA with a group of financial institutions to provide a revolving line of credit. In fiscal 2005, the Company and Holdings amended the RBCA to extend the agreement to January 2007. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at July 2, 2005 was 5.4%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At July 2, 2005 and July 3, 2004 the Company had $1.6 million and $1.0 million in letters of credit outstanding and $28.2 million and $31.4 million in unused borrowing availability under the RBCA, respectively. The Company believes that cash flows from operating activities and borrowings under the Revolving Bank Credit Agreement will be adequate to meet short-term and future liquidity requirements prior to the maturity of the Revolving Bank Credit Agreement in fiscal 2007 although no assurance can be given in this regard.

     The RBCA is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends, providing loans and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. In March 2005 the Company and Holdings amended the RBCA. The terms of the amendment reduced the interest rates in effect at the time of the amendment and revised certain restrictive financial covenant requirements. The amended RBCA requires Holdings, among other things, to maintain a minimum of $5 million of borrowing availability, as defined in the agreement. At its most restrictive level, Holdings is required to maintain either a minimum borrowing availability of at least $10 million or to maintain a fixed charge coverage ratio of not less than 1.05 to 1.0, as defined in the agreement. As of July 2, 2005, Holdings was in compliance with the restrictions and covenants of the RBCA.

     Indirect cash obligations include the contractual obligations of Holdings which the Company anticipates funding, to the extent that it can, provided the Company is permitted by its RBCA and by its 9.625% Senior Subordinated notes indentures. These obligations include payments to enable Holdings to pay interest and principal on its subordinated discount notes, fees under non-competition and management agreements and cash dividends, if any, on Holdings Preferred Stock.

     The Company's RBCA which provides a revolving line of credit up to $65 million matures in January 2007. The Company's current intention is to refinance the RBCA prior to the due date, however, there can be no assurances that the RBCA will be renewed on similar terms or at all. In addition, in March and December of 2007, the 9.625% Senior Subordinated Notes in the amount of $134,900,000 become due and payable. The Company's current intention is to refinance the Senior Subordinated Notes, however, there can be no assurances that the Senior Subordinated Notes will be refinanced on similar terms or at all.


Outlook for Fiscal 2006

     Sales. The Company expects its sales for the first six months of fiscal 2006 to be lower than the comparable period of fiscal 2005. In February 2005 the Company discontinued a private branding sales initiative with one of its major collegiate bookstore customers. Privately branded sales to this major customer were $3.6 million in fiscal 2005. Additionally, in fiscal 2006, the Company plans to not participate in certain professional golf tournaments to the extent that it participated in fiscal 2005. While the Company expects its two new licensed product introductions (Sunice(R) and Robert Trent Jones(R)) will generate significant revenues in fiscal 2006, it does not believe the incremental sales from these two newly licensed brands will offset the anticipated reductions from its decisions to discontinue the private branding initiative and to limit its participation in certain professional golf tournaments. The comparative sales reduction expected in the first six months of fiscal 2006 from the Company's planned changes to its sales strategy could range from $2.7 million to $3.2 million as compared to fiscal 2005. The Company believes its sales for fiscal 2006 will exceed fiscal 2005 sales for the year.

     Gross profit. The Company expects its gross profit from sales to increase in fiscal 2006 over fiscal 2005. The Company does not expect to incur excessive costs and consequent gross profit reductions as it did in fiscal 2005 to: (1) liquidate inventory overstocks, (2) start up a new warehouse with new receiving, shipping and stocking methods and procedures and (3) idle its warehouse and decoration facilities in order to upgrade its enterprise information systems. The improvement in gross profit as a percentage of sales in fiscal 2006 could range between 50 basis points to 100 basis points over fiscal 2005.

Seasonality and Inflation

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2005, net sales of the Company during the first half and second half of the fiscal year were approximately 52% and 48%, respectively. The seasonality of sales is primarily due to higher college bookstore sales volume during the first two fiscal quarters. Sales at the Company's other divisions typically show no significant seasonal variations.

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

     The Company's indirect contractual obligations to Holdings are not exposed to possible fluctuations in interest rates.

Item 8 - Consolidated Financial Statements and Supplementary Data


                                                                           Page
Report of Independent Registered Public Accounting Firm...................  18

Consolidated Balance Sheets - July 2, 2005 and July 3, 2004...............  19

Consolidated Statements of Income - Years Ended  July 2, 2005,
     July 3, 2004 and June 28, 2003.......................................  20

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -
     Years Ended July 2, 2005, July 3, 2004 and June 28, 2003.............  21

Consolidated Statements of Cash Flows - Years Ended  July 2, 2005,
     July 3, 2004 and June 28, 2003.......................................  22

Notes to Consolidated Financial Statements................................  23

           Report of Independent Registered Public Accounting Firm


The Board of Directors
GFSI, Inc.:

We have audited the accompanying consolidated balance sheets of GFSI, Inc. (a wholly owned subsidiary of GFSI Holdings, Inc.) and subsidiaries (the Company) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 2, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFSI, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles.




KPMG LLP

Kansas City, Missouri
September 2, 2005

                         GFSI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                       July 2,         July 3,
                                     ASSETS                                             2005            2004
                                                                                    ------------    ------------
Current assets:
     Cash and cash equivalents.................................................     $        749    $        911
     Accounts receivable, net of allowance for doubtful accounts of
          $540 and $637 at July 2, 2005 and July 3, 2004.......................           31,802          32,831
     Inventories, net..........................................................           41,878          45,616
     Prepaid expenses and other current assets.................................            1,899           1,667
     Deferred income taxes.....................................................            1,188           1,077
                                                                                    ------------    ------------
         Total current assets..................................................           77,516          82,102

Property, plant and equipment, net.............................................           22,657          22,990

Other assets:
     Deferred financing costs, net of accumulated amortization of $6,240
          and $5,432 at July 2, 2005 and July 3, 2004..........................            1,361           2,073
     Other.....................................................................              161             122
                                                                                    ------------    ------------
                                                                                           1,522           2,195
                                                                                    ------------    ------------
         Total assets..........................................................     $    101,695    $    107,287
                                                                                    ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable..........................................................     $     10,775    $     12,304
     Accrued interest expense..................................................            4,396           4,424
     Accrued expenses..........................................................            7,882           7,245
     Income taxes payable......................................................           11,540          10,478
     Current portion of long-term debt.........................................              112             190
                                                                                    ------------    ------------
         Total current liabilities.............................................           34,705          34,641

Deferred income taxes..........................................................            1,431           1,501
Long-term debt, less current portion...........................................          154,257         160,629
Other long-term obligations....................................................              127             452

Commitments and contingencies..................................................

Stockholders' equity (deficiency):
     Common Stock, $.01 par value, 10,000 shares authorized, one share
          issued at July 2, 2005 and July 3, 2004..............................               --              --
     Additional paid-in capital................................................           71,442          71,442
     Parent company bonds acquired.............................................          (24,995)        (24,995)
     Accumulated deficiency....................................................         (135,272)       (136,383)
                                                                                    ------------    ------------
         Total stockholders' equity (deficiency)...............................          (88,825)        (89,936)
                                                                                    ------------    ------------
              Total liabilities and stockholders' equity (deficiency)..........     $    101,695    $    107,287
                                                                                    ============    ============


               See notes to consolidated financial statements.

                         GFSI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            (dollars in thousands)


                                                               Years Ended
                                                 --------------------------------------
                                                     July 2,     July 3,      June 28,
                                                       2005       2004         2003
                                                 -----------   ----------   -----------

Net sales........................................ $  186,180   $  192,784   $  209,273
Cost of sales....................................    113,409      115,694      131,118
                                                  ----------   ----------   ----------
      Gross profit...............................     72,771       77,090       78,155
Operating expenses:
   Selling.......................................     28,552       26,850       27,185
   General and administrative....................     24,936       25,377       26,755
                                                  ----------   ----------   ----------
                                                      53,488       52,227       53,940
                                                  ----------   ----------   ----------

      Operating income...........................     19,283       24,863       24,215
Other income (expense):
   Interest expense..............................    (15,275)     (15,100)     (14,872)
   Gain on extinguishment of debt................        255           --           --
   Gain on sale of property, plant and equipment.         20          937           24
                                                  ----------   ----------   ----------
                                                     (15,000)     (14,163)     (14,848)
                                                  ----------   ----------   ----------
Income before income taxes.......................      4,283       10,700        9,367
Income tax expense...............................     (1,670)      (4,170)      (3,653)
                                                  ----------   ----------   ----------
Net income....................................... $    2,613   $    6,530   $    5,714
                                                  ==========   ==========   ==========



               See notes to consolidated financial statements.

                         GFSI, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

          Years Ended July 2, 2005, July 3, 2004, and June 28, 2003
                            (dollars in thousands)

                                                                           Parent                     Total
                                           Common Stock      Additional   Company                  Stockholders'
                                        -----------------     Paid-In      Bonds     Accumulated      Equity
                                         Share    Amounts     Capital     Acquired   Deficiency    (Deficiency)
                                         -----    -------     -------     --------   -----------   ------------

Balance, June 29, 2002................       1    $    --     $ 59,127    $     --    $(138,772)     $ (79,645)
   Net income.........................                                                    5,714          5,714
   Distributions to
       GFSI Holdings, Inc.............                                                     (324)          (324)
   Foreign currency translation gain..                                                      182            182
                                         -----    -------     --------    --------    ---------      ---------
Balance, June 28, 2003................       1         --       59,127          --     (133,200)       (74,073)
   Net income.........................                                                    6,530          6,530
   Reclassification of investment in
       parent company bonds...........                                      (9,900)                     (9,900)
   Purchase of parent company bonds                                        (24,580)                    (24,580)
   Bonds contributed from
       parent company.................                          12,315                                  12,315
   Dividend of bonds to
       parent company.................                                       9,485       (9,485)            --
   Distributions to
       GFSI Holdings, Inc.............                                                     (258)          (258)
   Foreign currency translation gain..                                                       30             30
                                         -----    -------     --------    --------    ---------      ---------

Balance, July 3, 2004.................       1         --       71,442     (24,995)    (136,383)       (89,936)
   Net income.........................                                                    2,613          2,613
   Distributions to
       GFSI Holdings, Inc.............                                                   (1,584)        (1,584)
   Foreign currency translation gain..                                                       82             82
                                         -----    -------     --------    --------    ---------      ---------
Balance, July 2, 2005.................       1    $    --     $ 71,442    $(24,995)   $(135,272)     $ (88,825)
                                         =====    =======     ========    ========    =========      =========


               See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                       Years Ended
                                                                      ----------------------------------------------
                                                                      July 2, 2005    July 3, 2004     June 28, 2003
                                                                      ------------    ------------     -------------
Cash flows from operating activities:
   Net income..................................................         $  2,613        $  6,530         $  5,714
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation.............................................            3,355           2,799            3,137
      Amortization of deferred financing costs.................              808             892              983
      Amortization of other intangibles........................               --              --            1,000
      Gain on sale or disposal of property, plant and
         equipment.............................................              (19)           (937)             (24)
      Deferred income taxes....................................             (181)            533               37
      Gain on extinguishment of debt...........................             (255)             --               --
   Changes in operating assets and liabilities:................
      Accounts receivable, net.................................            1,029           1,526           (1,731)
      Inventories, net.........................................            3,738          (2,953)           3,066
      Prepaid expenses, other current assets and other assets..             (271)           (457)             (54)
      Income taxes payable.....................................            1,062           1,628            3,763
      Accounts payable, accrued expenses and other long-term
         obligations...........................................             (920)          5,308           (4,000)
                                                                       ---------        --------         --------
            Net cash provided by operating activities..........           10,959          14,869           11,891
                                                                       ---------        --------         --------
Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment........               89           2,803               44
   Purchases of property, plant and equipment..................           (3,092)         (7,466)          (3,369)
                                                                       ---------        --------         --------
            Net cash used in investing activities..............           (3,003)         (4,663)          (3,325)
                                                                       ---------        --------         ---------
Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing.........           (6,284)          2,155           (7,535)
   Issuance of long-term debt..................................               --              82              450
   Payments on long-term debt..................................             (236)           (420)            (196)
      Purchase of parent company bonds.........................               --         (12,265)              --
      Distributions to GFSI Holdings, Inc......................           (1,584)           (258)            (324)
   Cash paid for financing costs...............................              (96)             (6)             (69)
                                                                       ---------       ---------        ---------
            Net cash used in financing activities..............           (8,200)        (10,712)          (7,674)
                                                                       ---------       ---------        ---------
Effect of foreign exchange rate changes on cash................               82              30              182
                                                                       ---------       ---------        ---------
            Net increase (decrease) in cash and cash equivalents            (162)           (476)           1,074
Cash and cash equivalents,
   Beginning of period.........................................              911           1,387              313
                                                                       ---------       ---------        ---------
   End of period...............................................        $     749       $     911        $   1,387
                                                                       =========       =========        =========
Supplemental cash flow information:
            Interest paid......................................        $  14,495       $  14,147        $  13,888
                                                                       =========       =========        =========
            Income taxes paid (refunded).......................        $     788       $   1,999        $    (147)
                                                                       =========       =========        =========
Non-cash investing and financing activities:
   Investment in parent company bonds..........................        $      --       $      --        $  (9,900)
                                                                       =========       =========        =========
   Issuance of debt to purchase parent company bonds...........        $      --       $      --        $   9,900
                                                                       =========       =========        =========
   Dividend of bonds to parent company.........................        $      --       $   9,485        $      --
                                                                       =========       =========        =========
   Bonds contributed from parent company.......................        $      --       $  12,315        $      --
                                                                       =========       =========        =========


               See notes to consolidated financial statements.

                         GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003


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

     Fiscal Year--The Company utilizes a 52/53 week fiscal year which ends on the Saturday nearest June 30. The fiscal years ended July 2, 2005 and June 28, 2003, each contain 52 weeks. The year ended July 3, 2004 was a 53 week period.

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

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accounts Receivable--Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Provisions for bad debt expense were ($36,000), $136,000 and $694,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

     Reserves for Self-insurance--The Company seeks to employ cost effective risk management programs. At times the Company has elected to retain a portion of insurance risk related to workers' compensation claims which are covered under insurance programs with high deductible limits. The Company also actively pursues programs intended to effectively manage the incidence of workplace injuries. Reserves for reported but unpaid losses, as well as incurred but not reported losses, related to the retained risks are calculated based upon loss development factors, as well as other assumptions considered by management, including assumptions provided by other external professionals such as insurance brokers, consultants and carriers. The factors and assumptions used are subject to change based upon historical experience, as well as changes in expected cost trends and other factors.

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

The following is a summary of inventories at July 2, 2005 and July 3, 2004:
(in thousands)

                                                   July 2, 2005   July 3, 2004
                                                   ------------   ------------

    Undecorated apparel ("blanks") and supplies..  $     39,064   $     42,857
    Work in process..............................           338            314
    Finished goods...............................         3,009          3,340
                                                   ------------   ------------
                                                         42,411         46,511
    Markdown allowances..........................          (533)          (895)
                                                   ------------   ------------
                                                   $     41,878   $     45,616
                                                   ============   ============

     Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred. The Company capitalizes significant costs incurred in the acquisition or

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development of software for internal use, including the costs of the software, materials and consultants. Costs incurred prior to the final selection of software and employee training costs are charged to expense.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

          Buildings and improvements...................   40 years
          Software.....................................    3 years
          Furniture and fixtures....................... 5-10 years

     Long-Lived Assets-- The Company, using its best estimates, reviews for impairment its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. The Company has concluded no such impairment adjustment is required at July 2, 2005 and July 3, 2004.

     Deferred Financing Costs--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

     Advertising Costs-- All costs related to advertising the Company's products are expensed in the period incurred. Advertising expenses totaled $2.6 million, $2.0 million and $2.0 million for the years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively.

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

     Segment Information-- The Company operates in one segment. Substantially all of the Company's net sales are derived from sources within the United States of America and substantially all of its assets are located within the United States of America. Sales to one customer represented approximately 15%, 13% and 12% of consolidated net sales during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   RECAPITALIZATION

     In September 2003, Company management formed a Delaware limited liability company named Gearcap LLC ("Gearcap") to affect the Recapitalization of Holdings. Gearcap purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $30.5 million (the "Contributed Notes") for approximately $12.3 million in cash. Gearcap and Holdings subsequently entered into an Exchange Agreement under which they exchanged 8,250 shares of newly authorized Holdings Class C common stock and 11,490 shares of newly authorized Series E 10% Cumulative Preferred Stock for the Contributed Notes. The Company and Holdings entered into a Contribution Agreement under which Holdings contributed the Contributed Notes it received from Gearcap to the Company as a capital contribution. The Company subsequently pledged the 11.375% Notes as collateral under the revolving bank credit agreement ("RBCA").

     In September 2003, the Company purchased 11.375% Notes with an aggregate principal amount at maturity of approximately $29.5 million for approximately $12.2 million. The Company subsequently pledged the 11.375% Notes as collateral under the RBCA.

     The Company has acquired 11.375% Notes with an aggregate maturity value of $84 million representing 78% of the issued 11.375% Notes of Holdings and elected to record its investment in the 11.375% Notes as a reduction of stockholders' equity at the acquisition cost of the 11.375% Notes.

     During fiscal 2004 the Company declared a dividend to Holdings in the form of 11.375% Notes and distributed those 11.375% Notes with a cost of $9.5 million and a value at maturity of $21.8 million. At a future date the Company intends to distribute to Holdings the remaining 11.375% Notes it holds to permit the parent company to formally retire these notes. The Company is currently restricted under its various long-term debt agreements from making a full distribution of the remaining 11.375% Notes it holds. At July 2, 2005 and July 3, 2004, stockholders' equity (deficiency) included a reduction of $25.0 million representing the acquisition cost of the 11.375% Notes held by the Company.

     The Company's and Gearcap's purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to retire the 11.375% Notes in 2009 from $108 million to $24 million. Additionally, the purchases of the 11.375% Notes has reduced the Company's future cash dividend obligations to Holdings to enable it to pay interest on the 11.375% Notes (which commenced in March 2005) from $12.3 million to $2.7 million annually.

     The accompanying financial statements of the Company do not reflect the impact of any push down accounting since following the Recapitalization, as described above, a substantial minority interest in Holdings common stock and the Company's existing publicly registered debt remain outstanding.

                         GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   PROPERTY, PLANT AND EQUIPMENT
     (in thousands)

                                         July 2, 2005       July 3, 2004
                                         ------------       ------------

Land...................................   $    2,290         $    2,290
Buildings and improvements.............       21,094             20,623
Furniture and fixtures.................       29,519             25,842
                                          ----------         ----------
                                              52,903             48,755
Less: accumulated depreciation.........       30,266             27,278
                                          ----------         ----------
                                              22,637             21,477
Construction in progress...............           20              1,513
                                          ----------         ----------
                                          $   22,657         $   22,990
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


4.     LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of:
(in thousands)

                                                  July 2, 2005  July 3, 2004
                                                  ------------  ------------

Senior Subordinated Notes, 9.625% interest rate,
  due 2007........................................  $ 134,900     $ 134,900
Revolving Bank Credit Agreement, variable
  interest rate, due 2007.........................     18,863        25,147
Other.............................................        606           772
                                                    ---------     ---------
                                                      154,369       160,819
Less current portion..............................        112           190
                                                    ---------     ---------
                                                    $ 154,257     $ 160,629
                                                    =========     =========

     The Company utilizes a Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit which matures in January 2007. The RBCA provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at July 2, 2005 was 5.4%. In addition, the RBCA provides for the issuance of letters of credit on behalf of the Company. At July 2, 2005 and July 3, 2004 the Company had $1.6 million and $1.0 million in letters of credit outstanding and $28.2 million and $31.4 million in unused borrowing availability under the RBCA, respectively.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The RBCA is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiaries and Holdings. Borrowings under the RBCA are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends, providing loans and distributions (except certain permitted distributions to Holdings), the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. In March 2005 the Company and Holdings amended the RBCA. The terms of the amendment reduced the interest rates in effect at the time of the amendment and revised certain restrictive financial covenant requirements. The amended RBCA requires Holdings, among other things, to maintain a minimum of $5 million of borrowing availability, as defined in the agreement. At its most restrictive level, Holdings is required to maintain either a minimum borrowing availability of at least $10 million or to maintain a fixed charge coverage ratio of not less than 1.05 to 1.0, as defined in the agreement. As of July 2, 2005, Holdings was in compliance with the restrictions and covenants of the RBCA.

     In February 1997 and December 2002, the Company issued 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $134,900,000. Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1 each year. The Senior Subordinated Notes mature in March 2007 and December 2007 and are redeemable, in whole or in part, at the option of the Company at par value.

     The Senior Subordinated Notes are senior unsecured obligations of the Company and effectively are subordinated to borrowings under the RBCA. The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of July 2, 2005, the Company was in compliance with all such covenants.

     The Senior Subordinated Notes are publicly traded over the counter. At July 2, 2005, the quoted market price for the Senior Subordinated Notes was 91/100. At July 2, 2005, the Senior Subordinated Notes estimated fair value approximated $122.8 million.

        Aggregate maturities of the Companys' long-term debt as of July 2, 2005 are as follows: (in thousands)

                 Fiscal Year
                 2006................................     $      112
                 2007................................        143,942
                 2008................................          9,981
                 2009................................             82
                 2010................................             84
                 Thereafter..........................            168
                                                          ----------
                 Total                                    $  154,369
                                                          ==========

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

     Rental expense for all operating leases aggregated approximately $1.8 million, $1.2 million and $1.2 million in fiscal years 2005, 2004 and 2003, respectively. It is anticipated that short-term and month to month leases that expire will be renewed or replaced.

     The Company markets products using the Champion(R), Sunice(R) and Robert Trent Jones(R) brand names under license agreements expiring in fiscal 2016, 2010 and 2015, respectively. The Licenses generally require royalty payments based upon the sales revenue of the brand. Some licenses also require guaranteed minimum royalty payments. In addition, the Company has numerous other licenses with various collegiate and professional sports organizations, some of which also include guaranteed royalty payments. Royalty expense was $9.4 million, $8.2 million and $6.8 million in fiscal years 2005, 2004 and 2003, respectively.

     Future minimum lease and royalty commitments are as follows:

                 Fiscal Year                        Lease       Royalty
                 -----------                        -----       -------
                 2006............................ $  1,119     $    377
                 2007............................    1,086           61
                 2008............................      982          100
                 2009............................      930          180
                 2010............................      930          280
                 Thereafter......................    3,253        1,400
                                                  --------     --------
                 Total                            $  8,300     $  2,398
                                                  ========     ========


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

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution (401k) plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. In addition, the Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan totaled $385,000, $569,000 and $576,000 for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively.



7.   INCOME TAXES

     The provisions for income taxes for the years ended July 2, 2005, July 3, 2004 and June 28, 2003 consist of the following:

                                                      July 2,         July 3,      June 28,
                                                       2005            2004          2003
                                                    ----------      ----------     ---------

     Current income tax provision..............     $    1,851      $    3,637     $   3,616
     Deferred income tax provision (benefit)...           (181)            533            37
                                                    ----------      ----------     ---------
     Total income tax provision................     $    1,670      $    4,170     $   3,653
                                                    ==========      ==========     =========


The income tax provisions differ from amounts computed at the statutory federal year ended income tax rate as follows:


                                                     July 2, 2005      July 3, 2004       June 28, 2003
                                                  ----------------   ----------------   -----------------
                                                   Amount      %      Amount      %      Amount       %
                                                  --------   -----   --------   -----   --------    -----

Income tax provision at the statutory rate....    $  1,456   34.0%   $  3,745   35.0%   $  3,278    35.0%
Effect of state income taxes,
   net of federal benefit.....................         174    4.1         417    3.9         365     3.9
Other.........................................          40    0.9           8    0.1          10     0.1
                                                  --------   -----   --------   -----   --------   -----
                                                  $  1,670   39.0%   $  4,170   39.0%   $  3,653   39.0%
                                                  ========   =====   ========   =====   ========   =====

                                      30

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of July 2, 2005 and July 3, 2004, along with the income tax effect of each, were as follows:


                                       July 2, 2005            July 3, 2004
                                   -------------------     -------------------
                                   Deferred Income Tax     Deferred Income Tax
                                   -------------------     -------------------
                                   Assets  Liabilities     Assets  Liabilities
                                   ------  -----------     ------  -----------

Allowance for doubtful accounts... $  211  $       --      $  248  $       --
Property, plant, and equipment....     --       1,421          --       1,620
Accrued expenses..................    584          --         374          --
Other assets, non current.........    572          --         624          --
Other.............................     51         240         158         208
                                   ------  ----------      ------  ----------
Total............................. $1,418  $    1,661      $1,404  $    1,828
                                   ======  ==========      ======  ==========


8.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payable and long-term debt.

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

     The following summarizes the estimated fair value of financial instruments, by type: (in thousands)

                                 July 2, 2005                 July 3, 2004
                             ----------------------    -----------------------
                              Carrying      Fair        Carrying      Fair
                               Amount       Value        Amount       Value
                             ----------  ----------    ----------  -----------
Assets and liabilities:
Cash and cash equivalents...  $    749    $    749      $    911    $     911
Accounts receivable.........    31,802      31,802        32,831       32,831
Accounts payable............    10,775      10,775        12,304       12,304
Long-term debt..............   154,369     142,228       160,819      155,423

                         GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.



9.   GAIN ON EXTINGUISHMENT OF DEBT

     In 1997 the Company received a $300,000 forgivable loan from the Iowa Department of Economic Development in connection with the establishment of a garment decoration facility in Bedford, Iowa. The non-interest bearing loan agreement contained provisions that would forgive the obligation if certain employment targets were achieved and sustained. The Company recorded the forgivable loan in other long-term obligations.

     During fiscal 2005 the Company completed all of its obligations under the forgivable loan agreement and received forgiveness of $255,000 on the obligation and paid the balance in cash. The Company recorded a gain on the transaction of $255,000 in the fourth quarter of fiscal 2005.



10.   RELATED PARTY TRANSACTIONS

      In September 2003 Holdings entered into a management agreement (the "2003 Management Agreement") with Gearcap under which Gearcap began providing certain services to Holdings and its affiliates. Under the agreement, Larry D. Graveel, Michael H. Gary and J. Craig Peterson (each one a director and officer of the Company and Holdings and a beneficial stockholder of Holdings) ceased to be employed by the Company and became employed by Gearcap. Gearcap incurs salary expenses and life insurance costs on the executives and certain financing costs related to the purchase of the 11.375% Notes. The 2003 Management Agreement has a 10 year term. The agreement provides for monthly payment of fees and contains a provision for an annual adjustment in fees each September 1 based upon planned services. Annual payments to Gearcap cannot exceed $3 million without the consent of The Jordan Company Management Corporation. Payments to Gearcap under the 2003 Management Agreement totaled approximately $2.0 million and $1.3 million in fiscal 2005 and fiscal 2004, respectively, which are recorded in general and administrative expenses.

     The Jordan Company Management Corporation has an agreement through February 2007 to render services to Holdings and its subsidiaries including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In September 2003 the agreement was amended to reduce the fees payable under the agreement to $100,000 annually. The Company incurred consulting fees totaling $100,000, $200,000 and $500,000 for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively, which are recorded in general and administrative expenses.

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has employment agreements with Robert M. Wolff, Chairman and Chief Executive Officer, a Director and a stockholder of Holdings. The terms of the employment agreements provide for Mr. Wolff to serve as Chairman of the Company in exchange for a base salary and other employee benefits through 2016. Under the terms of the employment agreements, Mr. Wolff received an annual salary of $273,000, $232,000, and $212,000, and use of a Company vehicle for the years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively.

     Holdings has a non-competition agreement with Mr. Wolff. In exchange for the covenant not to compete, Mr. Wolff is paid $250,000 per annum for a period of ten years expiring in February 2007. For each of the years ended, July 2, 2005, July 3, 2004 and June 28, 2003, $250,000 of expense related to this agreement was included in general and administrative expenses.

     The Company, as permitted by its debt agreements, anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on the 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At July 2, 2005, Holdings' debt to third parties, excluding the debt of its subsidiaries, totaled $24.5 million. Cash flow requirements for the 11.375% Notes commenced in March 2005 with semi-annual cash installments of approximately $1.4 million. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $1.5 million annually. Dividends on the Holdings Preferred Stock have been accumulating and not paid in cash. Holdings Preferred Stock including accumulated dividends totaled $19.6 million and $18.3 million at July 2, 2005 and July 3, 2004, respectively. Mandatory redemption of the Holdings Preferred Stock is required in fiscal 2009 and fiscal 2017.



12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 2, 2005 (in thousands):

                                                                   Parent         Subsidiary      Consolidating    Consolidated
                                                                   Obligor        Guarantors       Adjustments      GFSI, Inc.
                                                                -----------       ----------      -------------    ------------
Assets:
   Current assets:
      Cash and cash equivalents                                 $       716       $       33      $        --      $       749
      Accounts receivable, net                                       18,106           39,312          (25,616)          31,802
      Inventories, net                                               39,168            2,710               --           41,878
      Prepaid expenses and other current assets                       1,676              223               --            1,899
      Deferred income taxes                                           1,188               --               --            1,188
                                                                -----------       ----------      -----------      -----------
      Total current assets                                           60,854           42,278          (25,616)          77,516
   Investment in equity of subsidiaries                              38,815               --          (38,815)              --
   Property, plant and equipment, net                                22,592               65               --           22,657
   Other assets                                                       2,278             (756)                            1,522
                                                                -----------       ----------      -----------      -----------
      Total assets                                              $   124,539       $   41,587      $   (64,431)     $   101,695
                                                                ===========       ==========      ===========      ===========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                          $    35,712       $      679      $   (25,616)     $    10,775
      Accrued interest expense                                        4,396               --               --            4,396
      Accrued expenses                                                5,673            2,209               --            7,882
      Income taxes payable                                           11,656             (116)              --           11,540
      Current portion of long-term debt                                 112               --               --              112
                                                                -----------       ----------      -----------      -----------
      Total current liabilities                                      57,549            2,772          (25,616)          34,705
   Deferred income taxes                                              1,431               --               --            1,431
   Other long-term obligations                                          127               --               --              127
   Long-term debt, less current portion                             154,257               --               --          154,257
   Stockholders' equity (deficiency)                                (88,825)          38,815          (38,815)         (88,825)
                                                                -----------       ----------      ------------     -----------
      Total liabilities and stockholders' equity (deficiency)   $   124,539       $   41,587      $   (64,431)     $   101,695
                                                                ===========       ==========      ============     ===========

                                      34

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ended July 2, 2005 (in thousands):


                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------     ----------     -------------     ------------


Net sales                                                         $   106,157     $   84,353      $    (4,330)     $   186,180

Cost of sales                                                          69,285         48,454           (4,330)         113,409
Selling expenses                                                       14,374         14,178               --           28,552
General and administrative expense                                     21,160          3,776               --           24,936
                                                                  -----------     ----------      -----------      -----------
      Total costs and expenses                                        104,819         66,408           (4,330)         166,897
                                                                  -----------     ----------      -----------      -----------
      Operating income                                                  1,338         17,945               --           19,283
Equity in net earnings of subsidiaries                                 10,942             --          (10,942)              --
Interest expense                                                      (15,270)            (5)              --          (15,275)
Gain on early extinguishment of debt                                      255             --               --              255
Gain on sale of property, plant and equipment                              21             (1)              --               20
                                                                  -----------     -----------     -----------      -----------
Income before income taxes                                             (2,714)        17,939          (10,942)           4,283
Income tax (expense) benefit                                            5,327         (6,997)              --           (1,670)
                                                                  -----------     ----------      -----------      -----------
Net income                                                        $     2,613     $   10,942      $   (10,942)     $     2,613
                                                                  ===========     ==========      ============     ===========

Year ended July 2, 2005 (in thousands):


                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------     ----------     -------------     ------------

Net cash flows provided by (used in) operating activities         $   11,135      $    (176)      $        --       $   10,959

Cash flows from investing activities:
   Intercompany loan                                                    (103)            --               103               --
   Purchases of property, plant and equipment, net                    (2,995)            (8)               --           (3,003)
                                                                 -----------      ---------       -----------       ----------
   Net cash flows used in investing activities                        (3,098)            (8)              103           (3,003)
                                                                 -----------      ---------       -----------       ----------

Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing                (6,284)            --                --           (6,284)
   Payments on long-term debt                                           (236)            --                --             (236)
   Intercompany loan                                                      --            103              (103)              --
   Cash paid for financing costs                                         (96)            --                --              (96)
   Distributions to GFSI Holdings, Inc.                               (1,584)            --                --           (1,584)
                                                                 -----------      ---------       -----------       ----------
      Net cash provided by (used in) financing activities             (8,200)           103              (103)          (8,200)
                                                                 -----------      ---------       -----------       ----------

Effect of foreign exchange rate changes on cash                           --             82                --               82
                                                                 -----------      ---------       -----------       ----------
   Net change in cash and cash equivalents:                             (163)             1                --             (162)
   Cash and cash equivalents at beginning of period                      870             41                --              911
                                                                 -----------      ---------       -----------       ----------
   Cash and cash equivalents end of period                       $       707      $      42       $        --       $      749
                                                                 ===========      =========       ===========       ==========


                         GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 3, 2004 (in thousands):

                                                                   Parent         Subsidiary      Consolidating    Consolidated
                                                                   Obligor        Guarantors       Adjustments      GFSI, Inc.
                                                                -----------       ----------      -------------    ------------

Assets:
   Current assets:
      Cash and cash equivalents                                 $       870       $       41      $        --       $      911
      Accounts receivable, net                                       18,978           27,338          (13,485)          32,831
      Inventories, net                                               42,724            2,892               --           45,616
      Prepaid expenses and other current assets                       1,453              214               --            1,667
      Deferred income taxes                                           1,077               --               --            1,077
                                                                -----------       ----------      -----------       ----------
      Total current assets                                           65,102           30,485          (13,485)          82,102
   Investment in equity of subsidiaries                              27,791               --          (27,791)              --
   Property, plant and equipment, net                                22,799              191               --           22,990
   Other assets                                                       2,842             (647)                            2,195
                                                                -----------       ----------      -----------       ----------
      Total assets                                              $   118,534       $   30,029      $   (41,276)      $  107,287
                                                                ===========       ==========      ===========       ==========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                          $    25,261       $      528      $   (13,485)      $   12,304
      Accrued interest expense                                        4,424               --               --            4,424
      Accrued expenses                                                5,414            1,831               --            7,245
      Income taxes payable                                           10,599             (121)              --           10,478
      Current portion of long-term debt                                 190               --               --              190
                                                                -----------       ----------      -----------       ----------
      Total current liabilities                                      45,888            2,238          (13,485)          34,641
   Deferred income taxes                                              1,501               --               --            1,501
   Other long-term obligations                                          452               --               --              452
   Long-term debt, less current portion                             160,629               --               --          160,629
   Stockholders' equity (deficiency)                                (89,936)          27,791          (27,791)         (89,936)
                                                                -----------       ----------      ------------      ----------
      Total liabilities and stockholders' equity (deficiency)   $   118,534       $   30,029      $   (41,276)      $  107,287
                                                                ===========       ==========      ============      ==========


                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended July 3, 2004 (in thousands):

                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------     ----------     -------------     ------------

Net sales                                                         $   115,818      $  81,596      $    (4,630)      $   192,784

Cost of sales                                                          73,206         47,118           (4,630)          115,694
Selling expenses                                                       13,746         13,104               --            26,850
General and administrative expense                                     21,104          4,273               --            25,377
                                                                  -----------      ---------      -----------       -----------
      Total costs and expenses                                        108,056         64,495           (4,630)          167,921
                                                                  -----------      ---------      -----------       -----------
      Operating income                                                  7,762         17,101               --            24,863
Equity in net earnings of subsidiaries                                 10,428             --          (10,428)               --
Interest expense                                                      (15,094)            (9)               3           (15,100)
Gain on early extinguishment of debt                                      942             (2)              (3)              937
                                                                  -----------      ----------     ------------      -----------
Income before income taxes                                              4,038         17,090          (10,428)           10,700
Income tax (expense) benefit                                            2,492         (6,662)              --            (4,170)
                                                                  -----------      ---------      -----------       -----------
Net income                                                        $     6,530      $  10,428      $   (10,428)      $     6,530
                                                                  ===========      =========      ============      ===========


Year ended July 3, 2004 (in thousands):


                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------     ----------     -------------     ------------

Net cash flows provided by (used in) operating activities         $    14,573      $     296      $        --       $    14,869

Cash flows from investing activities:
   Intercompany loan                                                      338             --             (338)               --
   Purchases of property, plant and equipment, net                     (4,652)           (11)              --            (4,663)
                                                                  -----------      ---------      -----------       -----------
   Net cash flows used in investing activities                         (4,314)           (11)            (338)           (4,663)
                                                                  -----------      ---------      -----------       -----------

Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing                  2,155             --               --             2,155
   Purchase of parent company bonds                                   (12,265)            --               --           (12,265)
   Payments on long-term debt                                            (420)            --               --              (420)
   Intercompany loan                                                       --           (338)             338                --
   Cash paid for financing costs                                           (6)            --               --                (6)
   Issuance of long-term debt                                              82             --               --                82
   Distributions to GFSI Holdings, Inc.                                  (258)            --               --              (258)
                                                                  -----------      ---------      -----------       -----------
      Net cash provided by (used in) financing activities             (10,712)          (338)             338           (10,712)
                                                                  -----------      ---------      -----------       -----------

Effect of foreign exchange rate changes on cash                            --             30               --                30
                                                                  -----------      ---------      -----------       -----------
   Net change in cash and cash equivalents:                              (453)           (23)              --              (476)
   Cash and cash equivalents at beginning of period                     1,323             64               --             1,387
                                                                  -----------      ---------      -----------       -----------
   Cash and cash equivalents end of period                        $       870      $      41      $        --       $       911
                                                                  ===========      =========      ===========       ===========

                           GFSI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended June 28, 2003 (in thousands):

                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------      ---------     -------------     ------------

Net sales                                                         $   139,980      $  74,128      $    (4,835)      $   209,273

Cost of sales                                                          90,574         45,379           (4,835)          131,118
Selling expenses                                                       16,637         10,548               --            27,185
General and administrative expense                                     22,319          4,436               --            26,755
                                                                  -----------      ---------      -----------       -----------
      Total costs and expenses                                        129,530         60,363           (4,835)          185,058
                                                                  -----------      ---------      -----------       -----------
      Operating income                                                 10,450         13,765               --            24,215
Equity in net earnings of subsidiaries                                  8,373             --           (8,373)               --
Interest expense                                                      (14,833)           (39)              --           (14,872)
Gain on early extinguishment of debt                                       24             --               --                24
                                                                  -----------      ---------      -----------       -----------
Income before income taxes                                              4,014         13,726           (8,373)            9,367
Income tax (expense) benefit                                            1,700         (5,353)              --            (3,653)
                                                                  -----------      ---------      -----------       -----------
Net income                                                        $     5,714      $   8,373      $    (8,373)      $     5,714
                                                                  ===========      =========      ============      ===========


Year ended June 28, 2003 (in thousands):

                                                                    Parent        Subsidiary     Consolidating     Consolidated
                                                                    Obligor       Guarantors      Adjustments       GFSI, Inc.
                                                                  -----------      ---------     -------------     ------------

Net cash flows provided by (used in) operating activities         $    12,908      $  (1,017)     $        --       $    11,891

Cash flows from investing activities:
   Intercompany loan                                                     (991)            --              991                --
   Purchases of property, plant and equipment, net                     (3,254)           (71)              --            (3,325)
                                                                  -----------      ---------      -----------       -----------
   Net cash flows used in investing activities                         (4,245)           (71)             991            (3,325)
                                                                  -----------      ---------      -----------       -----------

Cash flows from financing activities:
   Net changes to revolving credit agreement borrowing                 (7,535)            --               --            (7,535)
   Payments on long-term debt                                            (196)            --               --              (196)
   Intercompany loan                                                       --            991             (991)               --
   Cash paid for financing costs                                          (69)            --               --               (69)
   Issuance of long-term debt                                             450             --               --               450
   Distributions to GFSI Holdings, Inc.                                  (324)            --               --              (324)
                                                                 ------------      ---------      -----------       -----------
      Net cash provided by (used in) financing activities              (7,674)           991             (991)           (7,674)
                                                                 ------------      ---------      -----------       -----------

Effect of foreign exchange rate changes on cash                            --            182               --               182
                                                                 ------------      ---------      -----------       -----------
   Net change in cash and cash equivalents:                               989             85               --             1,074
   Cash and cash equivalents at beginning of period                       334            (21)              --               313
                                                                 ------------      ----------     -----------       -----------
   Cash and cash equivalents end of period                       $      1,323      $      64      $        --       $     1,387
                                                                 ============      ==========     ===========       ===========


                         GFSI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 2, 2005. Based on that evaluation, the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


Item 9B - Other Information

          None.

                                   PART III

Item 10 - Directors and Executive Officers

     The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of the date of this annual report. The directors and officers hold the same directorships and titles with respect to Holdings.


Name                 Age    Position with Company
----                 ---    ---------------------
Robert M. Wolff      70     Chief Executive Officer and Chairman of the Board
Larry D. Graveel     56     President, Chief Operating Officer and Director
J. Craig Peterson    53     Senior Vice President, Chief Financial Officer and Director
Michael H. Gary      53     Executive Vice President, Sales Administration and Director
James R. Malseed     41     Director, President Campus Division
Jerry M. Socol       63     Director


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

     James R. Malseed has served as a director of the Company since October 2003. Mr. Malseed was promoted to President of the Company's Campus Division in 2003. Prior to that Mr. Malseed was President of Champion Custom Products, Inc. and has held several management positions in sales and operations with the Company since 2001. Prior to 2001 Mr. Malseed worked for the Sara Lee Corporation where he was General Manager of their Campus Division (1999 -
2001) and held several management positions with Sara Lee since 1991.

     Jerry M. Socol joined the Company as a director in August 2004. Mr. Socol previously held several senior management positions with Brandstamp, Inc., Fun Designs Corporation, J. Baker & Co., May Department Stores, Federated

Department Stores and Marshal Field & Co. Mr. Socol is also a director of Genesis Fund.

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

Audit Committee

     The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have a stand alone audit committee and does not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that a stand alone audit committee would have.

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

                                                                                        Board of
                                               Fiscal                                  Directors
Position                                        Year           Salary       Bonus        Fees (3)     Other
--------                                        ----         ----------   ---------    ----------   ----------
Robert M. Wolff (2)                             2005         $  273,333   $      --    $   20,000   $  256,200
     Chairman and Chief Executive               2004            251,667          --        20,000      257,018
     Officer                                    2003            250,416          --        20,000      253,810

Larry D. Graveel                                2005 (5)             --          --        20,000       16,500
     President                                  2004 (5)        175,266          --        20,000       18,056
     Chief Operating Officer                    2003            350,523          --        20,000       15,513

J. Craig Peterson (1)                           2005 (5)             --          --        20,000       16,500
     Senior Vice President and                  2004 (5)        140,266          --        20,000       17,510
     Chief Financial Officer                    2003            260,519      10,000        20,000       14,657

Michael H. Gary                                 2005 (5)             --          --        20,000       16,500
     Executive Vice President                   2004 (5)        162,753          --        20,000       17,861
                                                2003            325,519          --        20,000       14,760

James R. Malseed (4)                            2005            232,366      53,698        20,000        4,500
     President Campus Division                  2004            208,839      75,000        10,000        6,442
                                                2003            190,515      58,639            --       17,103


(1) During fiscal 2002 and fiscal 2003, Holdings granted J. Craig Peterson options to purchase a combined total of 50 shares of Holdings' Class A Common Stock and 88.7 shares of Holdings' Class A Preferred Stock. The options vest over a period of two years and were generally granted with an exercise price equal to the formula value at the date of grant. Management believes the formula value reasonably approximates fair value. As a portion of these grants, options for 10 Class A Common shares and 17.7 shares of the Class A Preferred Stock were awarded to Mr. Peterson at prices lower than the formula values and, accordingly, the Company recorded $2,152, $2,194 and $16,780 in compensation expense during fiscal 2005, 2004 and 2003, respectively.

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

(4) During fiscal 2004 and 2003, the Company granted Jim Malseed options to purchase 25 shares of Holdings' Class A Common Stock and 44.4 shares of Holdings' Class A Preferred Stock. The options vest over periods of two to five years. One of the options was granted with an exercise price lower than the formula value and, accordingly, the Company recorded $3,305, $35,798 and $32,410 in compensation expense during fiscal 2005, fiscal 2004 and 2003, respectively.

(5) During fiscal 2004 Mr. Graveel, Mr. Peterson and Mr. Gary ceased to be employed by the Company and became employees of Gearcap LLC. Accordingly, Mr. Graveel, Mr Peterson and Mr. Gary received no salary from the Company in fiscal 2005. Fiscal 2004 salary for Mr. Graveel, Mr Peterson and Mr. Gary includes approximately six months of compensation for the period they were directly employed by the Company. The Company compensates Gearcap LLC for the services of these three executives under the 2003 Management Agreement more fully described in Item 13.

Incentive Compensation Plan

     The Company adopted an incentive compensation plan (the "Incentive Plan"), for senior executives during fiscal 1998. The Incentive Plan provides for annual cash bonuses payable based on a percentage of EBIT (as defined in the Incentive Plan) if certain EBIT targets are met. No compensation was paid under the incentive compensation plan during fiscal 2003, fiscal 2004 and fiscal 2005.


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

                                                      Amount of Beneficial Ownership(1)
                                                      ---------------------------------
                                                  Common Shares              Preferred Shares
                                                  -------------              ----------------
                                             Number of    Percentage      Number of    Percentage
Executive Officers and Directors:             Shares         Owned          Shares       Owned
---------------------------------          ------------   -----------   ------------   ----------
Robert M. Wolff (2)(3)                          60.0          0.6%             106.4       0.7%
Larry D. Graveel (2)(4)                        225.0          2.3              399.1       2.7
Michael H. Gary (2)(5)                         225.0          2.3              399.1       2.7
J. Craig Peterson (2)(6)                       100.0          1.0              177.4       1.2
James R. Malseed (7)                            60.0          0.6               88.7       0.6
All directors and executive officers
    as a group (6 persons)                     670.0          6.7            1,185.3       8.0%
Other Principal Stockholders:
Gearcap LLC (8)                              8,250.0         82.8            1,490.0      79.1
JZ Equity Partners PLC (9)                     500.0          5.0            1,445.4      10.0


(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2005 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2005, there were 9,960 shares of common stock of Holdings issued and outstanding.

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

(8) The principal address of Gearcap LLC is 9700 Commerce Parkway, Lenexa, KS 66219.

(9) The principal address of JZ Equity Partners PLC is c/o Jordan Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.

       GFSI Holdings, Inc. is 82.8% owned by Gearcap LLC ("Gearcap"). The table below sets forth certain information regarding beneficial ownership of the common and preferred units of Gearcap held by (i) each of the Company's directors and executive officers who own units of Gearcap, (ii) all directors and executive officers of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of Gearcap common and/or preferred units.

                                         Amount of Beneficial Ownership(1)
                                   --------------------------------------------
                                        Common Units         Preferred Units
                                   ---------------------  ---------------------
                                   Number of  Percentage  Number of  Percentage
Executive Officers and Directors:    Units      Owned       Units       Owned
---------------------------------  ---------  ----------  ---------  ----------

Larry D. Graveel (2)                 3,777       49.2%      3,500       60.1%
Michael H. Gary (2)                  1,942       25.3       1,800       30.9
J. Craig Peterson (2)                  998       13.0          25        0.4
James R. Malseed                       200        3.3           0        0.0
All directors and executive
  officers as a group (6 persons)     6,967      90.8       5,325       91.4


(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), units not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days after September 1, 2005 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of September 1, 2005, Gearcap had 7,674 common units issued and outstanding.

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

     The Jordan Company. In connection with the acquisition of Winning Ways, Inc. in 1997, GFSI Holdings entered into an agreement (the "TJC Agreement") with The Jordan Company Management Corporation, an affiliate of The Jordan Company. Messrs. Jordan, Zalaznick and Caputo, were at the time directors of GFSI and are also managing directors of The Jordan Company and Messrs. Jordan and Zalaznick are the principals of The Jordan Company Management Corporation. Under the TJC Agreement, GFSI Holdings retained The Jordan Company Management Corporation to render services to GFSI, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Agreement expires in 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In September 2003 the TJC agreement was amended to reduce the fees payable under the agreement to $100,000 annually. Mr. Caputo now serves as a Board Observer to the Company.

     2003 Management Agreement. In September 2003, Holdings entered into a management agreement (the "2003 Management Agreement") with Gearcap LLC ("Gearcap") under which Gearcap began providing certain services to Holdings and its affiliates. Under the agreement, Larry D. Graveel, Michael H. Gary and
J. Craig Peterson (each one a director and officer of the Company and Holdings and a beneficial stockholder of Holdings) ceased to be employed by the Company and became employed by Gearcap. Gearcap incurs salary expenses and life insurance costs on the executives and certain financing costs related to the purchase of the 11.375% Notes. The 2003 Management Agreement has a 10 year term. The agreement provides for monthly payment of fees and contains a provision for an annual adjustment in fees each September 1 based upon planned services. Annual payments to Gearcap cannot exceed $3 million without the consent of The Jordan Company Management Corporation. Payments to Gearcap under the 2003 Management Agreement totaled approximately $2.0 million and $1.3 million in fiscal 2005 and fiscal 2004, respectively.

     Tax Sharing Agreement. On February 27, 1997, GFSI and GFSI Holdings entered into a tax sharing agreement for purposes of filing a consolidated federal income tax return and paying federal income taxes on a consolidated basis. Pursuant to the tax sharing agreement, GFSI and each of its consolidated subsidiaries will pay to GFSI Holdings on an annual basis an amount equal to the amount of the tax liability of GFSI Holdings apportioned to GFSI and each of its consolidated subsidiaries, which, in each case, is apportioned in accordance with the ratio that GFSI Holdings' consolidated federal income attributable to GFSI or any of its consolidated subsidiaries bears to GFSI Holdings' consolidated federal income. For the years ended July 2, 2005, July 3, 2004 and June 28, 2003 payments (refunds) under this agreement aggregated approximately $788,000, $1,999,000 and ($147,000), respectively.

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



Item 14 - Principal Accountant Fees and Services

The following table presents fees for professional services by KPMG LLP, and their respective affiliates ("the KPMG Entities") for the audit of GFSI's annual consolidated financial statements for the years ended July 2, 2005 and July 3, 2004, and fees billed for other services rendered by the KPMG Entities during these periods.

         Fiscal Year                             2005         2004
         -----------                         ----------    ----------
         Audit fees: (1).................... $   80,900    $   75,500
         Audit related fees: (2)............     17,425        16,245
         Tax fees: (3)......................     34,516        38,052
         All other fees: (4)................         --            --
                                             ----------    ----------
         Total                               $  132,841    $  129,797
                                             ==========    ==========


(1) KPMG Entities billed or will bill GFSI for professional services rendered for: the audit of GFSI's annual consolidated financial statements, the audit of Holdings annual consolidated financial statements, the review of GFSI's financial statements included in GFSI's quarterly reports, the review of documents filed with the Securities and Exchange Commission, and related accounting consultations.

(2) Audit related fees include audits of the Company's employee benefit plan, certain agreed upon procedures related to a fiscal 2005 licensing transation, and consultation in connection with the Company's fiscal 2004 recapitalization.

(3) Tax fees consist principally of professional services rendered for corporate tax compliance, tax return preparation and tax planning.

(4)  No fees for other service were incurred in 2005 or 2004.

                                   PART IV

Item 15 - Exhibits and Financial Statement Schedules

(1)    Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which Index is incorporated herein by reference.

(2)     Financial Statement Schedules

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


Exhibit
Number   Description                                                                                   Page
4.10     Registration Rights Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.     **
         and Donaldson, Lufkin & Jenrette Securities Corporation.
4.11     Indenture, dated as of December 31, 2002, between GFSI, Inc.  and State Street Bank and       @@@
         Trust Company.
4.12     9 5/8 % Series A Senior Subordinated Note due 2007.                                           @@@
10.1(a)  Credit Agreement, dated February 27, 1997, by and among GFSI, Inc., the lenders listed        *
         thereto and The First National Bank of Chicago, as Agent.
10.1 (b) Amendment No. 1 to Credit Agreement dated September 17, 1997 by and among GFSI, Inc., the     **
         lenders listed thereto and the First National Bank of Chicago, as agent.
10.2     Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First National        *
         Bank of Chicago, as Agent.
10.3     Trademark Security Agreement, dated February 27, 1997, between GFSI, Inc. and The First       *
         National Bank of Chicago, as Agent.
10.4     Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases,         *
         dated February 27, 1997, by GFSI, Inc. in favor of The First National Bank of Chicago.
10.5 (a) Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Boatmen's       *
         National Bank.
10.5 (b) Restricted Account Agreement, dated February 27, 1997, between GFSI, Inc. and Hillcrest       *
         Bank.
10.6     Tax Sharing Agreement, dated February 27, 1997, between GFSI, Inc. and GFSI Holdings, Inc.    *
10.7     Management Consulting Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and     *
         TJC Management Corporation.
10.8     Employment Agreement, dated February 27, 1997, between GFSI, Inc. and Robert M. Wolff.        *
10.9     Noncompetition Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and Robert     *
         M. Wolff.
10.10    Form of Indemnification Agreement, dated February 27, 1997, between GFSI Holdings. Inc.       *
         and its director and executive officers.
10.11    Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Impact Design, Inc.    *
10.12    Promissory Note, dated August 12, 1996, between Winning Ways, Inc. and Kansas Custom          *
         Embroidery.
10.13    Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and the         *
         Management Investors.
10.14    License Agreement, dated April 1, 1994, by and between Winning Ways, Inc. and Softwear        *
         Athletics, Inc.
10.15    License Agreement, dated October 27, 1998, by and between GFSI, Inc. and  Bonmax Co., Ltd.    *
10.16    License Agreement, dated January 1, 1999, by and between GFSI, Inc. and Gear For Sports       *
         Ltd.
10.17    CEBA Loan Agreement, dated April 28, 1998, by and among the Iowa
         Department of Economic * Development, the City of Bedford and
         GFSI, Inc.
10.18    Employment Agreement, dated as of April 1, 2001, by and between the Company and Robert G.     ****
         Shaw.
10.19    Non-competition Agreement, dated as of April 1, 2001, by and between the Company and          ****
         Robert G. Shaw.


Exhibit
Number   Description                                                                                   Page

10.20    License Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC           ****
         Products Acquisition, Inc., CC Products, Inc. and the Company.
10.21    Supply Agreement, dated as of June 25, 2001, by and among Sara Lee Corporation, CC            ****
         Products Acquisition, Inc., CC Products, Inc. and the Company.
10.22    Fall 2001 Merchandise Agreement, dated as of June 25, 2001, by and among Sara Lee             ****
         Corporation, CC Products Acquisition, Inc., CC Products, Inc. and the Company.
10.23    Credit Agreement dated March 28, 2002, among the financial institutions named therein as      @
         the Lenders, and Bank of America, N.A. as the Agent and GFSI, Inc. as the Borrower.
10.24    Supplemental Employment Agreement, dated March 31, 2002 between GFSI, Inc. and Robert M.      @@
         Wolff.
10.25    Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc.  and Jefferies          @@@
         Company, Inc.
10.26    Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement, dated as       @@@
         of March 28, 2002.
10.27    Second Consent and Amendment, dated as of August 12, 2003, to the
         Credit Agreement, dated @@@@ as of March 28, 2002.
10.28    Third Consent and Amendment, dated as of September 8, 2003, to the Credit Agreement dated     @@@@
         as of March 28, 2002.
10.29    Contribution Agreement, dated as of September 26, 2003, between GFSI Holdings, Inc. and       @@@@
         GFSI, Inc.
10.30    Amendment to Management Consulting Agreement, dated as of September 26, 2003, between         @@@@
         GFSI Holdings, Inc. and TJC Management Corporation.
10.31    Management Agreement, dated as of October 1, 2003, between Gearcap LLC and GFSI Holdings,     @@@@
         Inc.
10.32    First Amendment to Third Consent and Amendment, dated as of September 30, 2003.               @@@@
10.33    First Amendment to the Second Consent and Amendment, dated June 21, 2004.                     ####
10.34    Fourth Amendment, dated October 4, 2004.                                                      ###
10.35    Fifth Amendment, dated March 1, 2005                                                          ##
14.1     Code of Ethics                                                                                ####
21.1     Subsidiaries of GFSI, Inc.                                                                    #
31.1     Certification of Principal Executive Officer.
31.2     Certification of Principal Financial Officer.
32.1     Section 1350 Certification of the Chief Executive Officer
32.2     Section 1350 Certification of the Chief Financial Officer


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

                                      50

Exhibit
Number   Description
@        Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and
         Exchange Commission on May 10, 2002 (Commission File No. 333-24189).

@@       Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc., filed with the Securities and
         Exchange Commission on September 25, 2002 (Commission File No. 333-24189).

@@@      Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and
         Exchange Commission on February 6, 2003 (Commission File No. 333-24189).

@@@@     Incorporated by reference to the exhibits filed on Form 10-Q of GFSI, Inc., filed with the Securities and
         Exchange Commission on November 6, 2003 (Commission File No. 333-24189)

#        Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc., filed with the Securities and
         Exchange Commission on September 25, 2003 (Commission File No. 333-24189).

##       Incorporated by reference to the exhibits filed on Form 8-K of GFSI, Inc., filed with the Securities and
         Exchange Commission on October 6, 2004 (Commission File No. 333-24189).

###      Incorporated by reference to the exhibits filed on Form 8-K of GFSI, Inc., filed with the Securities and
         Exchange Commission on March 4, 2005 (Commission File No. 333-24189).

####     Incorporated by reference to the exhibits filed on Form 10-K of GFSI, Inc. filed with the Securities and
         Exchange Commission on September 29, 2004 (Commission File No. 333-24189).


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2005.
                                 GFSI, INC.

                                 By: /s/ ROBERT M. WOLF
                                 --------------------------------
                                 Robert M. Wolff
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 2004.

         Signatures                            Title
         ----------                            -----

  /s/ LARRY D. GRAVEEL      President, Chief Operating Officer and a Director
------------------------
  LARRY D. GRAVEEL


  /s/ J. CRAIG PETERSON     Senior Vice President, Chief Financial Officer and
------------------------    a Director (Principal Financial and Accounting
  J. CRAIG PETERSON         Officer)


  /s/ MICHAEL H. GARY       Executive Vice President and a Director
------------------------
  MICHAEL H. GARY


  /s/ JAMES R. MALSEED      President, Campus Division and a Director
------------------------
  JAMES R. MALSEED


  /s/ JERRY M. SOCOL        Director
------------------------
  JERRY M. SOCOL