Form 10-Q
period 2005-10-01
GFSI INC
filed 2005-11-10
CIK 1036327

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005.

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number     333-24189

                                   GFSI, INC.
             (Exact name of registrant specified in its charter)

             Delaware                                 74-2810748
----------------------------------       ------------------------------------
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

                         (1) Yes(X)        No     (   )
                         (2) Yes(X)        No     (   )


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes ( )   No (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).            Yes ( )   No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 1 share issued and outstanding as of November 1, 2005.

                         GFSI, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                    For the Quarter Ended October 1, 2005
                                    INDEX

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

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                        October 1,   July 2,
                                                          2005        2005
                                                       -----------  ---------
ASSETS

Current assets:
     Cash and cash equivalents                          $   1,402   $     749
     Accounts receivable, net                              31,814      31,802
     Inventories, net                                      39,063      41,878
     Prepaid expenses and other current assets              1,715       1,899
     Deferred income taxes                                  1,056       1,188
                                                        ---------   ---------
Total current assets                                       75,050      77,516
Property, plant and equipment, net                         22,455      22,657
Other assets:
     Deferred financing costs, net                          1,157       1,361
     Other                                                    163         161
                                                        ---------   ---------
Total assets                                            $  98,825   $ 101,695
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                   $   8,119   $  10,775
     Accrued interest expense                               1,198       4,396
     Accrued expenses                                       8,563       7,882
     Income taxes payable                                  12,472      11,540
     Current portion of long-term debt                        190         112
                                                        ---------   ---------
Total current liabilities                                  30,542      34,705

Deferred income taxes                                       1,322       1,431
Other long-term obligations                                   127         127
Long-term debt, less current portion                      155,488     154,257

Stockholders' equity (deficiency):
     Common stock, $.01 par value, 10,000 shares
        authorized, one share issued and outstanding
        at October 1, 2005 and July 2, 2005                    --          --
     Additional paid-in capital                            71,442      71,442
     Parent company bonds acquired                        (24,995)    (24,995)
     Accumulated deficiency                              (135,101)   (135,272)
                                                        ---------   ---------
Total stockholders' deficiency                            (88,654)    (88,825)
                                                        ---------   ---------
Total liabilities and stockholders' equity (deficiency) $  98,825   $ 101,695
                                                        =========   =========

See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)

                                                     Quarter Ended
                                            October 1,     October 2,
                                               2005           2004
                                           ------------   ------------

Net sales                                  $     50,772   $     53,439
Cost of sales                                    30,539         32,759
                                           ------------   ------------
Gross profit                                     20,233         20,680
Operating expenses:
  Selling                                         7,608          7,357
  General and administrative                      6,337          6,013
                                           ------------   ------------
                                                 13,945         13,370
                                           ------------   ------------
Operating income                                  6,288          7,310
Other income (expense):
  Interest expense                               (3,831)        (3,840)
  Other                                              (1)            21
                                           ------------   ------------
                                                 (3,832)        (3,819)
                                           ------------   ------------
Income before income taxes                        2,456          3,491
Income tax expense                                  958          1,358
                                           ------------   ------------
Net income                                 $      1,498   $      2,133
                                           ============   ============


See notes to consolidated financial statements.

GFSI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousand)

                                                                              Quarter Ended
                                                                          October 1,    October 2,
                                                                             2005         2004
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   1,498     $    2,133
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation                                                              945            792
     Amortization of deferred financing costs                                  205            214
     Gain on sale or disposal of property, plant and equipment                  --            (20)
     Deferred income taxes                                                      23            (64)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                  (12)          (810)
     Inventories, net                                                        2,815           (715)
     Prepaid expenses, other current assets and other assets                   182            182
     Income taxes payable                                                      932          1,361
     Accounts payable, accrued expenses and other
         long-term obligations                                              (5,173)        (6,707)
                                                                         ---------     ----------
Net cash provided by (used in) operating activities                          1,415         (3,634)
                                                                         ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                       --             25
     Purchases of property, plant and equipment                               (743)        (1,186)
                                                                         ---------     ----------
Net cash provided by (used in) investing activities                           (743)        (1,161)
                                                                         ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolving credit agreement borrowing                      1,252          5,360
     Distributions to GFSI Holdings, Inc.                                   (1,392)          (191)
     Issuance of long-term debt                                                100             --
     Payments on long-term debt                                                (43)           (42)
     Other                                                                      (1)            (3)
                                                                         ---------     ----------
Net cash provided by (used in) financing activities                            (84)         5,124
                                                                         ---------     ----------
Effect of foreign exchange rate changes on cash                                 65             51
                                                                         ---------     ----------
Net increase (decrease) in cash and cash equivalents                           653            380
Cash and cash equivalents at beginning of period                               749            911
                                                                         ---------     ----------
Cash and cash equivalents at end of period                               $   1,402     $    1,291
                                                                         =========     ==========
Supplemental cash flow information:
     Interest paid                                                       $   6,823     $    6,762
                                                                         =========     ==========
     Income taxes paid                                                   $       8     $       64
                                                                         =========     ==========


See notes to consolidated financial statements.

                           GFSI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 October 1, 2005

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of GFSI, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Event 1, Inc. ("Event 1"), CC Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of July 2, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 2, 2005 included in the Company's Annual Report on Form 10-K. The Company is a wholly owned subsidiary of GFSI Holdings, Inc. ("Holdings").

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

3.   Inventories:

     The following is a summary of inventories at October 1, 2005 and July 2, 2005:

     (in thousands)                                   October 1,     July 2,
                                                         2005         2005
                                                     ------------  -----------
                                                      (unaudited)
     Undecorated apparel ("blanks") and supplies     $     36,540  $    39,064
     Work in process                                          229          338
     Finished goods                                         2,533        3,009
                                                     ------------  -----------
                                                           39,302       42,411
     Allowance for markdowns                                 (239)        (533)
                                                     ------------  -----------
        Total                                        $     39,063  $    41,878
                                                     ============  ===========

4.   Distribution to Holdings:

     During the first quarter of fiscal 2006, the Company declared and paid a net $1.4 million distribution to Holdings. The distribution enabled Holdings to pay interest on its 11.375% Notes. Holdings is dependent upon the Company to provide funding to service the 11.375% Notes.


5.   Condensed Consolidating Financial Information

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


As of October 1, 2005 (in thousands) (unaudited):                      Parent       Subsidiary   Consolidating   Consolidated
                                                                       Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                                      ---------     ----------   -------------   ------------


Assets:
    Current assets:
       Cash and cash equivalents                                       $   1,291    $      111    $        --     $    1,402
       Accounts receivable, net                                           16,167        43,343        (27,696)        31,814
       Inventories, net                                                   36,691         2,372             --         39,063
       Prepaid expenses and other current assets                           1,537           178             --          1,715
       Deferred income taxes                                               1,056            --             --          1,056
                                                                       ---------    ----------    -----------     ----------
           Total current assets                                           56,742        46,004        (27,696)        75,050
    Investment in equity of subsidiaries                                  42,391            --        (42,391)            --
    Property, plant and equipment, net                                    22,395            60             --         22,455
    Other assets                                                           1,948          (628)            --          1,320
                                                                       ---------    ----------    -----------     ----------
           Total assets                                                $ 123,476    $   45,436    $   (70,087)    $   98,825
                                                                       =========    ==========    ===========     ==========

Liabilities and stockholders' equity (deficiency):
    Current liabilities:
       Accounts payable                                                $  35,745    $       70    $   (27,696)    $    8,119
       Accrued interest expense                                            1,198            --             --          1,198
       Accrued expenses                                                    5,465         3,098             --          8,563
       Income taxes payable                                               12,595          (123)            --         12,472
       Current portion of long-term debt                                     190            --             --            190
                                                                       ---------    ----------    -----------     ----------
           Total current liabilities                                      55,193         3,045        (27,696)        30,542
    Deferred income taxes                                                  1,322            --             --          1,322
    Other long-term obligations                                              127            --             --            127
    Long-term debt, less current portion                                 155,488            --             --        155,488
    Stockholders' equity (deficiency)                                    (88,654)       42,391        (42,391)       (88,654)
                                                                       ---------    ----------    -----------     ----------
           Total liabilities and stockholders' equity (deficiency)     $ 123,476    $   45,436    $   (70,087)    $   98,825
                                                                       =========    ==========    ===========     ==========


Quarter ended October 1, 2005 (in thousands) (unaudited):
                                                                       Parent       Subsidiary   Consolidating   Consolidated
                                                                       Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                                      ---------     ----------   -------------   ------------

Net sales                                                            $   26,641     $   24,210   $       (79)    $    50,772
    Cost of sales                                                        16,985         13,633           (79)         30,539
    Selling expenses                                                      3,608          4,000            --           7,608
    General and administrative expense                                    5,519            818            --           6,337
                                                                     ----------     ----------   -----------     -----------
        Total costs and expenses                                         26,112         18,451           (79)         44,484
                                                                     ----------     ----------   -----------     -----------
    Operating income                                                        529          5,759            --           6,288
Equity in net earnings of subsidiaries                                    3,511             --        (3,511)             --
Interest expense                                                         (3,828)            (3)           --          (3,831)
Other                                                                        (1)            --            --              (1)
                                                                     ----------    -----------   -----------     -----------
Income before income taxes                                                  211          5,756        (3,511)          2,456
Income tax expense (benefit)                                             (1,287)         2,245            --             958
                                                                     ----------    -----------   -----------    ------------
Net income                                                           $    1,498    $     3,511   $    (3,511)   $      1,498
                                                                     ==========    ===========   ===========    ============



Quarter ended October 1, 2005 (in thousands) (unaudited):

                                                                       Parent       Subsidiary   Consolidating   Consolidated
                                                                       Obligor      Guarantors    Adjustments     GFSI, Inc.
                                                                      ---------     ----------   -------------   ------------
Net cash flows provided by (used in) operating                       $    1,271     $      144   $        --     $     1,415
activities

   Intercompany borrowings, net                                             128             --          (128)             --
   Purchase of property plant and equipment, net                           (740)            (3)           --            (743)
                                                                     ----------     ----------   -----------     -----------
Net cash flows used in investing activities                                (612)            (3)         (128)           (743)
                                                                     ----------     -----------  -----------     -----------

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                      1,252             --            --           1,252
    Issuance of long-term debt                                              100             --            --             100
    Payments on long-term debt                                              (43)            --            --             (43)
    Repayments of intercompany borrowings, net                               --           (128)          128              --
    Distributions to GFSI Holdings, Inc.                                 (1,392)            --            --          (1,392)
    Other                                                                    (1)            --            --              (1)
                                                                    -----------    -----------   -----------     -----------
    Net cash provided by (used in) financing activities                     (84)          (128)          128             (84)
    Effect of foreign exchange rate changes on cash                          --             65            --              65
                                                                    -----------    -----------   -----------     -----------
    Net increase in cash and cash equivalents                               575             78            --             653
    Cash and cash equivalents at beginning of period                        716             33            --             749
                                                                    -----------    -----------   -----------     -----------
    Cash and cash equivalents at end of period                      $     1,291    $       111   $        --     $     1,402
                                                                    ===========    ===========   ===========     ===========


As of July 2, 2005 (in thousands):
                                                                   Parent         Subsidiary      Consolidating    Consolidated
                                                                   Obligor        Guarantors       Adjustments      GFSI, Inc.
                                                                  ---------       ----------      -------------    ------------
Assets:
   Current assets:
      Cash and cash equivalents                                   $     716       $       33      $         --      $       749
      Accounts receivable, net                                       18,106           39,312           (25,616)          31,802
      Inventories, net                                               39,168            2,710                --           41,878
      Prepaid expenses and other current assets                       1,676              223                --            1,899
      Deferred income taxes                                           1,188               --                --            1,188
                                                                  ---------       ----------      ------------      -----------
      Total current assets                                           60,854           42,278           (25,616)          77,516
   Investment in equity of subsidiaries                              38,815               --           (38,815)              --
   Property, plant and equipment, net                                22,592               65                --           22,657
   Other assets                                                       2,278             (756)                             1,522
                                                                  ---------       ----------      ------------      -----------
      Total assets                                                $ 124,539       $   41,587      $    (64,431)     $   101,695
                                                                  =========       ==========      ============      ===========
Liabilities and stockholders' equity (deficiency):
   Current liabilities:
      Accounts payable                                            $  35,712       $      679      $    (25,616)     $    10,775
      Accrued interest expense                                        4,396               --                --            4,396
      Accrued expenses                                                5,673            2,209                --            7,882
      Income taxes payable                                           11,656             (116)               --           11,540
      Current portion of long-term debt                                 112               --                --              112
                                                                  ---------       ----------      ------------      -----------
      Total current liabilities                                      57,549            2,772           (25,616)          34,705
   Deferred income taxes                                              1,431               --                --            1,431
   Other long-term obligations                                          127               --                --              127
   Long-term debt, less current portion                             154,257               --                --          154,257
   Stockholders' equity (deficiency)                                (88,825)          38,815           (38,815)         (88,825)
                                                                  ---------       ----------      ------------      -----------
      Total liabilities and stockholders' equity (deficiency)     $ 124,539       $   41,587      $    (64,431)     $   101,695
                                                                  =========       ==========      ============      ===========


Quarter ended October 2, 2004 (in thousands) (unaudited):
                                                             Parent        Subsidiary    Consolidating   Consolidated
                                                             Obligor       Guarantors     Adjustments     GFSI, Inc.
                                                          ------------    ------------   -------------   ------------

Net sales                                                 $     30,573    $     22,990   $       (124)   $     53,439
    Cost of sales                                               19,465          13,418           (124)         32,759
    Selling expenses                                             3,788           3,569             --           7,357
    General and administrative expense                           5,177             836             --           6,013
                                                          -------------   ------------   ------------    ------------
        Total costs and expenses                                28,430          17,823           (124)         46,129
                                                          ------------    ------------   ------------    -----------
    Operating income                                             2,143           5,167             --           7,310
Equity in net earnings of subsidiaries                           3,154              --         (3,154)             --
Interest expense                                                (3,838)             (2)            --          (3,840)
Gain (loss) on sale of property, plant and equipment                22              (1)            --              21
                                                          ------------    ------------   ------------    ------------
Income before income taxes                                       1,481           5,164         (3,154)          3,491
Income tax expense (benefit)                                      (652)          2,010             --           1,358
                                                          ------------    ------------   ------------    ------------
Net income                                                $      2,133    $      3,154   $     (3,154)   $      2,133
                                                          ============    ============   ============    ============



Quarter ended October 2, 2004 (in thousands) (unaudited):

                                                             Parent        Subsidiary    Consolidating   Consolidated
                                                             Obligor       Guarantors     Adjustments     GFSI, Inc.
                                                          ------------    ------------   -------------   ------------

Net cash flows provided by (used in) operating            $    (3,640)    $          6   $         --    $     (3,634)
activities

Net cash flows used in investing activities                    (1,151)             (10)            --          (1,161)

Cash flows from financing activities:
    Net borrowings under revolving credit agreements            5,360               --             --           5,360
    Payments on long-term debt                                    (42)              --             --             (42)
    Distributions to GFSI Holdings, Inc.                         (191)              --             --            (191)
    Other                                                          (3)              --             --              (3)
                                                          -----------     ------------    -----------    ------------
    Net cash provided by financing activities                   5,124               --             --           5,124
                                                          -----------     ------------    -----------    ------------
    Effect of foreign exchange rate changes on cash                --               51             --              51
                                                          -----------     ------------    -----------    ------------
    Net increase in cash and cash equivalents                     333               47             --             380
    Cash and cash equivalents at beginning of period              870               41             --             911
                                                          -----------     ------------    -----------    ------------
    Cash and cash equivalents at end of period            $     1,203     $         88    $        --    $      1,291
                                                          ===========     ============    ===========    ============


                                      10

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 2, 2005. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and generally provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at October 1, 2005 and July 2, 2005 were net of allowance for doubtful accounts of $545,000 and $540,000, respectively.

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


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

     Net Sales. Net sales for the quarter ended October 1, 2005 were $50.8 million compared to $53.4 million last year, a 5% decline. Sales of the Champion(R) brand increased to $23.8 million a 5% increase over last year, principally due to higher sales volumes in its collegiate and resort channels. Sales of recently introduced Sunice(R) and Robert Trent Jones(R) branded golf and resort apparel added $1.1 million in sales to the first quarter of fiscal 2006. Sales of Gear for Sports(R) ("Gear") branded merchandise declined by $5.3 million from last year. As expected, the Gear collegiate and golf sales decreased by $2.0 million due to the Company's decisions to discontinue a private branding initiative with one of its major collegiate customers and to not participate in certain professional golf tournaments to the extent it did last year. In addition, Gear's resort and golf sales were adversely affected during the quarter due to the severe weather conditions affecting the United States and Caribbean Basin. The Company expects these primary golf and resort destination areas to continue to be adversely affected for the second and third quarters of fiscal 2006 due to the damage from the hurricanes.

     Gross Profit. Gross profit for the quarter ended October 1, 2005 decreased 2% to $20.2 million compared to $20.7 million last year. The decrease in gross profit resulted from lower sales. Gross profit as a percentage of net sales was 40% in the first quarter of fiscal 2006 compared to 39% last year. The increase in gross profit as a percentage of sales resulted from improved product sourcing and warehousing operations and expense savings related to more efficient levels of inventory in comparison to last year.

     Operating Expenses. Operating expenses for the quarter ended October 1, 2005 increased 4% to $13.9 million from $13.4 million last year. Operating expenses as a percentage of net sales were 27% in the first quarter of fiscal 2006 compared to 25% last year. Royalty costs incurred with the introduction of the Sunice(R) and Robert Trent Jones(R) brands during the quarter created the increase in selling expenses. In addition, the Company sold more Champion(R) licensed apparel at higher royalty rates than in the first quarter of fiscal 2005. The royalty obligation on Champion(R) branded apparel in fiscal 2005 was 4% of net sales compared to 5% for fiscal 2006. General and administrative costs increased principally due to higher depreciation and amortization expenses related to the Company's enterprise wide application software and hardware upgrade completed in December 2004. The increase in operating expenses as a percentage of sales over last year was due to higher royalty, depreciation and amortization expenses on lower sales.

     Operating Income. Operating income decreased 14% to $6.3 million in the first quarter of fiscal 2006 compared to $7.3 million last year. Operating income as a percentage of net sales decreased to 12% in the first quarter of fiscal 2006 from 14% in the first quarter of fiscal 2005. Lower sales along with increased operating expenses created the decrease in operating income.

     Interest Expense. Interest expense in the first quarter of fiscal 2006 was $3.8 million approximately the same as last year. The effect of lower borrowings levels was offset by higher interest rates.

     Net Income. Net income for the first quarter of fiscal 2006 was $1.5 million compared to $2.1 million for the first quarter of fiscal 2005, a decrease of $635,000 or 30%. The current year's decrease in operating income created the comparative decrease in net income.


UNDER ARMOUR(R) LICENSE AGREEMENT

     During October 2005 the Company entered into a license agreement with Under Armour, Inc. to market decorated Under Armour(R) garments in selected markets. Under Armour develops and markets performance apparel to athletic consumers for all climates and conditions. The six year license agreement is for the Company's collegiate, golf and military retail sales channels. The Company plans to commence product shipments in June 2006. Sales for the Under Armour brand are not expected to be significant in fiscal 2006. The Company expects to incur marketing and preproduction costs starting in the second quarter of fiscal 2006. The Company believes it may incur up to $500,000 in marketing and preproduction costs prior to the initial shipments of its Under Armour(R) licensed products.



LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the first quarter of fiscal 2006 was $1.4 million compared to cash used by operating activities of $3.6 million last year. Reduced inventory levels and lower payments to vendors and suppliers produced the increase in the first quarter's fiscal 2006 operating cash flows.

     Cash used in investing activities in the first quarter of fiscal 2006 was $743,000 compared to $1.2 million last year. Purchases of property, plant and equipment were the principal investing activity in both years. Capital expenditures were higher last year due to spending in preparation for the Company's December 2004 enterprise wide application software and hardware upgrade. The Company anticipates fiscal 2006 capital expenditures to approximate $2.5 million.

     Cash used by financing activities in the first quarter of fiscal 2006 was $84,000 compared to cash provided by financing activities of $5.1 million in the comparable period of fiscal 2005. In the first quarter of fiscal 2006 the Company borrowed $1.4 million to make a distribution to Holdings to enable Holdings to pay interest payment on its 11.375% Notes. In fiscal 2005 the Company borrowed more heavily, primarily to finance higher levels of inventory, receivables and capital expenditures.

     The Company utilizes its Revolving Bank Credit Agreement ("RBCA") with a group of financial institutions to provide a revolving line of credit. On October 4, 2004 the Company amended its $65 million RBCA to extend the term of the credit agreement to January 15, 2007. Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $20.1 million was borrowed and outstanding and approximately $3.3 million was utilized for outstanding commercial and stand-by letters of credit as of October 1, 2005. At October 1, 2005, $24.3 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2007, although no assurance can be given in this regard.

     The Company's current intention is to refinance the RBCA prior to its maturity; however, there can be no assurances that the RBCA will be renewed on similar terms or at all. In addition, in March and December 2007, the 9.625% Senior Subordinated Notes in the amount of $134,900,000 become due and payable. The Company's current intention is to refinance the Senior Subordinated Notes, however, there can be no assurances that the Senior Subordinated Notes will be refinanced on similar terms or at all.

     The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, pursuant to a Tax Sharing Agreement, interest on its 11.375% Notes, fees payable under management agreements, fees payable under a non-competition agreement, and certain other ordinary course expenses. Holdings is dependent upon the cash flows of the Company to provide funds to service the 11.375% Notes. At October 1, 2005, Holdings' debt to third parties totaled approximately $24.5 million. The 11.375% Notes annual cash flow requirements commenced in March 2005 with semi-annual cash installments of approximately $1.4 million.



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



                       ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the fiscal quarter ended October 1, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal control over financial reporting during the fiscal quarter ended October 1, 2005 that have affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

None.

Item 6.  Exhibits


      Exhibit
      Number                      Description
      -------                     -----------

      31.1      Certification of Principal Executive Officer.

      31.2      Certification of Principal Financial Officer.

      32.1      Section 1350 Certification of the Chief Executive Officer.

      32.2      Section 1350 Certification of the Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GFSI, INC.
November 9, 2005


                  /s/ J. Craig Peterson
               ----------------------------------------------------
               J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer